Form 10-Q
period 2009-01-31
Bearing Mineral Exploration, Inc.
filed 2009-03-03
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-156368

BEARING MINERAL EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

92 Wishing Well Drive
Toronto, Ontario
CANADA, M1T 1J4
 (Address of principal executive offices, including zip code.)

(416) 816-6219
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer   ☐

Non-accelerated filer     ☐      Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,968,750 as of March 1, 2009.

PART I – FINANCIAL INFORMATION

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Balance Sheet (Unaudited)

	January 31, 2009	October 31, 2008

ASSETS

Current Assets
Cash	$16,638	$38,117

Total Assets	$16,638	$38,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	60	3,238
Accrued liabilities	-	5,000
Advance from shareholder	5,000	508
Total Liabilities	$5,060	$8,746

Stockholders’ Equity

Common stock
75,000,000 shares authorized, with a $0.001 par value,
5,968,750 shares issued and outstanding	$5,969	$5,969
Additional paid-in capital	35,044	35,044
Accumulated deficit	(29,435)	(11,642)

Total Stockholders’ Equity	11,578	29,371

Total Liabilities and Stockholders’ Equity	$16,638	$38,117

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statement of Expenses (Unaudited)

	Three Months Ended January 31, 2009	For the period from June 11, 2008 (date of inception) to January 31, 2009

EXPENSES

General and administrative expenses	$17,793	$25,927
Mineral property costs	-	3,508

Total Expenses	17,793	29,435

Net Loss	$(17,793)	$(29,435)

Loss Per Share:

Basic and Diluted	$(0.00)

Weighted Average Number of Shares Outstanding

Basic and Diluted	5,978,750

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Three Months Ended January 31, 2009	For the Period From June 11, 2008 (date of inception) to January 31, 2009

CASH FROM OPERATING ACTIVITIES:

Net loss	$(17,793)	$(29,435)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(8,178)	60

Net Cash Used in Operating Activities	(25,971)	(29,375)

CASH FROM FINANCING ACTIVITIES:

Net advances from shareholder	4,492	5,000
Proceeds from issuance of common stock	-	41,013

Net Cash from Financing Activities	4,492	46,013

Net decrease in Cash	(21,479)	16,638

Cash, Beginning	38,117	–

Cash, Ending	$16,638	$16,638

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2009

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Bearing Mineral Exploration, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Financial Statements filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended October 31, 2008, as reported in the Form S-1, have been omitted.

2.	Going Concern

As of January 31, 2009, the Company has never generated any revenues and has accumulated losses of $29,435 since inception.   The Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.	Related Party Transactions

For the three months ended January 31, 2009, our President advanced a total of $5,000 for additional working capital and was repaid $508 previously advanced.  The amount due is unsecured, non-interest bearing and due on demand.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to “common shares” refer to the common shares in our capital stock.

As used in this quarter report the terms “we”, “us”, “our”, and the “Company” means Bearing Mineral Exploration, Inc., unless otherwise indicated.

General

We were incorporated in the State of Nevada on June 11, 2008. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one claim located in the Province of Newfoundland, Canada; herein referred to as the Collins Lake property. The property consists of nine Online Mineral Claims Staking cells totalling 225 hectares or approximately 556 acres.  Our exploration target is to find an ore body containing gold.  We have not yet generated or realized any revenues from our business operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we will need to raise cash from sources other than the sale of minerals found on our property. Our only other source for cash at this time is investments by others in our Company. Since inception, we issued 5,968,750 shares of common stock via private placement for cash proceeds of $41,013.

On June 17, 2008, we issued 3,300,000 restricted shares of common stock to Gerhard Schlombs; our sole officer and director in consideration of $3,300, pursuant to Regulation S of the Securities Act of 1933 in that the sale took place outside of the United States of America and Mr. Schlombs in a non-US person.

On September 19, 2008 we completed a private placement of 2,590,000 shares of common stock to 23 investors in consideration of $25,900.   The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 in that all sales took place outside of the United States of America and all purchasers were non-US persons.

On October 6, 2008 we completed a private placement of 78,750 shares of common stock to 10 investors in consideration of $11,813.   The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 in that all sales took place outside of the United States of America and all purchasers were non-US persons.

We had cash resources of $16,638 as at January 31, 2009.  We do not know how long the money will last.  This is dependant on the amount of exploration we conduct and the cost thereof.  We will not know that information until we begin exploring our property.  If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans.  At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future.

We will be conducting research in the form of exploration on our property.  We are not going to buy or sell any plant or significant equipment during the next twelve months.  We are not intending to buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Plan of Operations

Our proposed exploration program

Our business plan is to proceed with the exploration of the Collins Lake property to determine whether there are commercially exploitable ore bodies containing gold.  Our target is mineralized material. Our success depends upon finding mineralized material. Mineralized material is a mineralized body that has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.  Before mineral retrieval can begin, we must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals that are found can be economically extracted and profitably processed.  Economically extracted means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

The property is undeveloped raw land.  Detailed exploration and surveying has not been initiated.  To our knowledge, the property has never been mined.  The only event that has occurred is the acquisition of the Collins Lake claim by our sole officer and director; Gerhard Schlombs.

Our plan of operations for the next twelve months is to proceed with the proposed exploration program as recommended by consulting geologist; Richard A. Jeanne. We are proposing to undertake a two phase mineral exploration program consisting of onsite surface reconnaissance, mapping, sampling and trench site identification followed by geochemical analyses.  If encouraging results come from the initial investigation, we would then commence Phase 2.   Phase 2 would consist of the onsite trenching, mapping, sampling and further geochemical analyses followed by data compilation and the preparation of a report.

We are intending to initiate a mapping and sampling program and will begin to compile a geologic profile of the property.  Gold is associated with structurally controlled hydrothermal veins, so emphasis should be placed on documenting their locations and characteristics.  Sampling should accompany this phase to verify the published data and begin the delineation of mineralized zones.  Prospective locations that exhibit alteration and structural features indicative of mineralization should be mapped in detail and thoroughly sampled.  Where these features project into covered areas, trenching may be necessary to expose bedrock for follow-up mapping and sampling, pending the results of analyses of the initial sampling program.  In Gander, contact should be made with local heavy equipment contractors to determine their availability for light excavation work.  During the second phase of exploration, trenching will likely be undertaken to expose potentially mineralized bedrock and provide access to additional sample material.

Once we have retained a geologist to carry out the initial stages of our proposed exploration program, and favourable weather conditions grant us access to the property it will take us two to three weeks to complete the trench site identification and collect the samples.  Samples will be shipped to certified assayers.  It will take another two to three weeks to obtain results from the lab.  We will plot all sample locations on enlarged topographical maps and provide GPS with these locations.

The following are our milestones for the next twelve months:

1.  December 2008 to June 2009 - retain our consultant to carry out the initial exploration of the claim, begin onsite surface reconnaissance, mapping, sampling and trench site identification. Geochemical analyses of samples will follow.  Maximum cost of $9,500. Time of retention will be 0-210 days, weather permitting.  The region receives abundant snowfall during the winter months, making geological exploration and other related activities impractical during this time.

2. July 2009 to October 2009 – onsite trenching, mapping and sampling. Geochemical analyses will follow.  Maximum cost will be approximately $9,500 and time of retention is estimated to be 0-120 days.

3. November 2009 to December 2009 – data compilation and report preparation. Maximum cost of $8,000.

Upon the review of our initial sampling analyses and the results of prospective trench site identification, we will assess whether the results are sufficiently positive to warrant proceeding with Phase 2 of the exploration program.  In making this determination to proceed with Phase 2 of the exploration program, we will make an assessment as to whether the results of the Phase 1 exploration program are sufficiently positive to encourage us to proceed.  This assessment will include an evaluation of our cash reserves after the completion of the initial exploration, the price of minerals, and the market for the financing of mineral exploration projects at the time of our assessment.

Funds for the foregoing activities will have to be completed with funds provided in our private placement or future financings.  We will not proceed with any future phases of exploration until we obtain the results of our initial exploration and subject to consultation with our geologist.

In the event our board of directors, in consultation with our consulting geologist, chooses to complete further phases of our exploration program, we will require additional financing.  While we have sufficient funds on hand to cover the Phase 1 exploration costs, we will require additional funding in order to proceed with any subsequent exploration work on the Collins Lake mineral claim.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or as loans from our director.  However, we have no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.  We have no immediate plans to raise any additional funds until we assess the results of our initial exploration program.

We do not intend to interest other companies in the claim if we find mineralized material. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the claim if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a public offering, a second private placement or through loans. As of the date of this prospectus, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

We don’t intend to hire additional employees at this time. All of the work on the claim will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Bearing Mineral Exploration, Inc. upon which to base an evaluation of our performance.  We are an exploration stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of the business opportunities.  Any new business opportunities will likely require additional capital.

To become profitable and competitive, we will conduct research and exploration of our claim before we start production of any minerals we may find. We believe that the funds we raised from our private placement will allow us to operate for one year.

If additional capital is required we will raise funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Activities

From Inception on June 11, 2008 to January 31, 2009

We acquired the right to conduct exploration activity on one mineral claim consisting of nine Online Mineral Claims Staking cells, collectively referred to as the Collins Lake property.  The Collins Lake property is located in central Newfoundland, Canada.  We do not own any interest in the property, but merely have the right to conduct exploration activities on one property.

In August 2008, our sole officer and director; Gerhard Schlombs recorded his ownership in the Collins Lake property under the electronic mineral claim staking and recording procedures established in the province of Newfoundland/Labrador. Mr. Schlombs executed a declaration of trust acknowledging that he holds the claim in trust for us and he will not deal with the claim in any way, except to transfer the claim to us.

Under Newfoundland law title to Newfoundland mining claims can only be held by Newfoundland residents. In the case of corporations, title must be held by a Newfoundland corporation. In order to comply with the law we would have to incorporate a Newfoundland wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

We commissioned Richard Jeanne, Consulting Geologist to prepare a proposed exploration work program.  We have not commenced any exploration work but intend to proceed with Phase 1 in late spring of 2009, weather permitting and subject to our geologist’s availability to proceed with our proposed exploration program.

Net cash from the sale of shares since inception on June 11, 2008 to January 31, 2009 was $ 41,013.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

Since inception, our President advanced a total of $5,000 for additional working capital.  This advance will need to be repaid once funds become available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.  If additional capital is required we will raise the funds by issuing debt and/or equity securities although we have no current arrangements to such financings at this time.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

On June 17, 2008, we issued 3,300,000 restricted shares of common stock to Gerhard Schlombs; our sole officer and director in consideration of $3,300, pursuant to Regulation S of the Securities Act of 1933 in that the sale took place outside of the United States of America and Mr. Schlombs in a non-US person.

On September 19, 2008 we completed a private placement of 2,590,000 shares of common stock to 23 investors in consideration of $25,900.   The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 in that all sales took place outside of the United States of America and all purchasers were non-US persons.

On October 6, 2008 we completed a private placement of 78,750 shares of common stock to 10 investors in consideration of $11,813.   The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 in that all sales took place outside of the United States of America and all purchasers were non-US persons.

As of January 31, 2009 we had $16,638 in total current assets and total current liabilities of $5,060 for a working capital position of $11,578.  Total liabilities were comprised of professional fees.

To date our President has advanced a total of $5,000 for additional working capital but there can be no assurance that he will continue to advance funds as required.  We believe we have sufficient funds to meet our cash requirements for the next twelve months, however, as we have yet to commence operations, and have not generated any revenues there can be no assurance that we can generate significant revenues from operations.  During the next twelve months, we expect to incur indebtedness for carrying out our proposed exploration program, administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our President, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) during the most recently completed fiscal quarter, pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

During the most recently completed fiscal quarter we have evaluated our internal controls over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, which includes our President, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 2nd day of March 2009.

BEARING MINERAL EXPLORATION, INC.
(Registrant)

BY:	GERHARD SCHLOMBS
Gerhard Schlombs
President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).