Form 10-Q
period 2009-04-30
Bearing Mineral Exploration, Inc.
filed 2009-06-04
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,968,750 as of June 1, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-2
Statements of Expenses (Unaudited)	F-3
Statements of Cash Flows (Unaudited)	F-4
Notes to Financial Statements	F-5

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Balance Sheet (Unaudited)

	April 30, 2009	October 31, 2008

ASSETS

Current Assets
Cash	$14,663	$38,117

Total Assets	$14,663	$38,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	107	3,238
Accrued liabilities	-	5,000
Advance from shareholder	5,000	508

Total Liabilities	$5,107	$8,746

Stockholders’ Equity

Common stock
75,000,000 shares authorized, with a $0.001 par value,
5,968,750 shares issued and outstanding	$5,969	$5,969
Additional paid-in capital	35,044	35,044
Deficit accumulated during exploration stage	(31,457)	(11,642)

Total Stockholders’ Equity	9,556	29,371

Total Liabilities and Stockholders’ Equity	$14,663	$38,117

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statement of Expenses (Unaudited)

	Three Months Ended April 30, 2009	Six Months Ended April 30, 2009	For the period from June 11, 2008 (date of inception) to April 30, 2009

EXPENSES

General and administrative expenses	$2,022	$19,815	$27,949
Mineral property costs	-	-	3,508

Total Expenses	2,022	19,815	31,457

Net Loss	$(2,022)	$(19,815)	$(31,457)

Loss Per Share:

Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic and Diluted	5,968,750	5,968,750

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Six Months Ended April 30, 2009	For the Period From June 11, 2008 (date of inception) to April 30, 2009

CASH FROM OPERATING ACTIVITIES:

Net loss	$(19,815)	$(31,457)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(8,131)	107

Net Cash Used in Operating Activities	(27,946)	(31,350)

CASH FROM FINANCING ACTIVITIES:

Net advances from shareholder	4,492	5,000
Proceeds from issuance of common stock	-	41,013

Net Cash from Financing Activities	4,492	46,013

Net decrease in Cash	(23,454)	14,663

Cash, Beginning	38,117	–

Cash, Ending	$14,663	$14,663

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2009

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

2.   Going Concern

As of April 30, 2009, the Company has never generated any revenues and has accumulated losses of $31,457 since inception.   The Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.      Related Party Transactions

As of April 30, 2009, our President is owed $5,000 for additional working capital and was repaid $508 previously advanced.  The amount due is unsecured, non-interest bearing and due on demand.

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

     We had cash resources of $14,663 as at April 30, 2009.  We do not know how long the money will last.  This is dependant on the amount of exploration we conduct and the cost thereof.  We will not know that information until we begin exploring our property.  If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a public offering, a private placement or loans.  At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future.

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

The following are our milestones for the next twelve months:

1.  December 2008 to July 2009 - retain a geologist to carry out the initial exploration of the claim, begin onsite surface reconnaissance, mapping, sampling and trench site identification. Geochemical analyses of samples will follow.  Maximum cost of $9,500. Time of retention will be 0-210 days, weather permitting.  The region receives abundant snowfall during the winter months, making geological exploration and other related activities impractical during this time.

2. August 2009 to October 2009 – onsite trenching, mapping and sampling. Geochemical analyses will follow.  Maximum cost will be approximately $9,500 and time of retention is estimated to be 0-120 days.

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

We do not intend to interest other companies in the claim if we find mineralized material. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the claim if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a public offering, a second private placement or through loans. As of the date of this report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

We don’t intend to hire additional employees at this time. All of the work on the claim will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

Results of Activities

From Inception on June 11, 2008 to April 30, 2009

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

We commissioned Richard Jeanne, Consulting Geologist to prepare a proposed exploration work program.  We have not commenced any exploration work but intend to proceed with Phase 1 in late spring of 2009, weather permitting, once we retain a geologist and subject to our geologist’s availability to proceed with our proposed exploration program.

Net cash from the sale of shares since inception on June 11, 2008 to April 30, 2009 was $ 41,013.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

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

As of April 30, 2009 we had $14,663 in total current assets and total current liabilities of $5,107 for a working capital position of $9,556.  Total liabilities were comprised of professional fees.

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

PART II. OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

     We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceedings or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.                   OTHER INFORMATION

     None.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 3rd day of June 2009.

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