Form 10-Q
period 2009-07-31
Bearing Mineral Exploration, Inc.
filed 2009-09-02
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,968,750 as of September 2, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-2
Statements of Expenses (Unaudited)	F-3
Statements of Cash Flows (Unaudited)	F-4
Notes to Financial Statements	F-5

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Balance Sheet (Unaudited)

	July 31, 2009	October 31, 2008

ASSETS

Current Assets
Cash	$9,288	$38,117

Total Assets	$9,288	$38,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	490	3,238
Accrued liabilities	-	5,000
Advance from shareholder	5,000	508

Total Liabilities	$5,490	$8,746

Stockholders’ Equity

Common stock
75,000,000 shares authorized, with a $0.001 par value,
5,968,750 shares issued and outstanding	$5,969	$5,969
Additional paid-in capital	35,044	35,044
Deficit accumulated during exploration stage	(37,215)	(11,642)

Total Stockholders’ Equity	3,798	29,371

Total Liabilities and Stockholders’ Equity	$9,288	$38,117

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statement of Expenses (Unaudited)

	Three Months Ended July 31, 2009	Nine Months Ended July 31, 2009	For the period from June 11, 2008 (date of inception) to July 31, 2009

EXPENSES

General and administrative expenses	$4,244	$24,059	$32,193
Mineral property costs	1,514	1,514	5,022

Total Expenses	5,758	25,573	37,215

Net Loss	$(5,758)	$(25,573)	$(37,215)

Loss Per Share:

Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic and Diluted	5,968,750	5,968,750

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31, 2009	For the Period From June 11, 2008 (date of inception) to July 31, 2009

CASH FROM OPERATING ACTIVITIES:

Net loss	$(25,573)	$(37,215)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(7,748)	490

Net Cash Used in Operating Activities	(33,321)	(36,725)

CASH FROM FINANCING ACTIVITIES:

Net advances from shareholder	4,492	5,000
Proceeds from issuance of common stock	-	41,013

Net Cash from Financing Activities	4,492	46,013

Net increase (decrease) in Cash	(28,829)	9,288

Cash, Beginning	38,117	–

Cash, Ending	$9,288	$9,288

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2009

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

Recent Issued Accounting Pronouncements

The company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operating, financial position or cash flows.

Effective this quarter, the Company implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after July 31, 2009 up to September 1, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

2.     Going Concern

As of July 31, 2009, the Company has never generated any revenues and has accumulated losses of $37,215 since inception.   The Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.     Related Party Transactions

As of July 31, 2009, our President is owed $5,000 for additional working capital and was repaid $508 previously advanced.  The amount due is unsecured, non-interest bearing and due on demand.

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

    We had cash resources of $9,288 as at July 31, 2009.  We currently do not have sufficient funds to continue with our exploration program as we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. If we wish to continue with our exploration program, we will try to raise additional funds from a public offering, a private placement or loans.  At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future.  If we need additional cash and cannot raise it we will wither have to suspend operations until we do raise the case, or cease operations entirely.

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

    We intend to proceed with the proposed exploration program as recommended by consulting geologist; Richard A. Jeanne. The proposed exploration program involves undertaking a two phase mineral exploration program. If encouraging results come from the initial investigation, we would then commence Phase 2.

Phase 1 of the recommended geological exploration program will cost approximately $9,500. Phase 1 would consist of a mapping and sampling program and will begin to compile a geologic profile of the property.  Gold is associated with structurally controlled hydrothermal veins, so emphasis should be placed on documenting their locations and characteristics.  Once we have retained a geologist to carry out the initial stages of our proposed exploration program, and favourable weather conditions grant us access to the property it will take us two to three weeks to complete the trench site identification and collect the samples.  Sampling will accompany this phase to verify the data and begin the delineation of mineralized zones.  Samples will be shipped to certified assayers.  It will take another two to three weeks to obtain results from the lab.  Prospective locations that exhibit alteration and structural features indicative of mineralization should be mapped in detail and thoroughly sampled. We will plot all sample locations on enlarged topographical maps and provide GPS with these locations. Where these features project into covered areas, trenching may be necessary to expose bedrock for follow-up mapping and sampling, pending the results of analyses of the initial sampling program.  In Gander, contact should be made with local heavy equipment contractors to determine their availability for light excavation work.  Time of retention will be 0-210 days, weather permitting.  The region receives abundant snowfall during the winter months, making geological exploration and other related activities impractical during this time.

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

Phase 2 of the recommended geological exploration program will cost approximately $9,500 and time of retention is estimated to be approximately five months. During the second phase of exploration, trenching will likely be undertaken to expose potentially mineralized bedrock and provide access to additional sample material for geochemical analyses. Our geologist will then be able to compile the data from the assay lab and provide us with a report.  We anticipate the maximum cost for data compilation and report preparation to be $8,000.  Pending the report results, we will assess whether the results are positive to warrant further programs based upon our consulting geologist’s review of the results and recommendation.

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

    We do not intend to interest other companies in the claim if we find mineralized material. We intend to try to develop the reserves ourselves through the use of a consultant. We have no plans to interest other companies in the claim if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a public offering, a second private placement or through loans. As of the date of this report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

    Currently, we do not have sufficient funds to undertake Phase 1 or to initiate Phase 2 and will need to raise additional capital. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or as loans from our director.  However, we have no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.

 If we are unable to complete any phase of exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. At this time we cannot provide a more detailed discussion of how our exploration program will work and what we expect our likelihood of success to be, due to the nature of mineral exploration in unexplored territories.  We will not move onto a subsequent phase until the phase we are working on is completed.

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

Results of Activities

From Inception on June 11, 2008 to July 31, 2009

We acquired the right to conduct exploration activity on one mineral claim consisting of nine Online Mineral Claims Staking cells, collectively referred to as the Collins Lake property.  The Collins Lake property is located in central Newfoundland, Canada.  We do not own any interest in the property, but merely have the right to conduct exploration activities on one property.

We commissioned Richard Jeanne, Consulting Geologist to prepare a proposed exploration work program.  We have not commenced our exploration work program and we currently do not have sufficient funds to proceed with Phase 1 or Phase 2 and will need to raise additional capital from a public offering, a private placement or loans.

We filed application with the Newfoundland Labrador Department of Natural Resources to be granted a twelve month extension to complete the first year assessment work on our claim.  Our application was approved on May 25, 2009.

Net cash from the sale of shares since inception on June 11, 2008 to July 31, 2009 was $ 41,013.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

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

As of July 31, 2009 we had $9,288 in total current assets and total current liabilities of $5,490 for a working capital position of $3,798.  Total liabilities were comprised of professional fees and the loan payable to our President; Mr. Schlombs.

We do not believe we have sufficient funds to meet our cash requirements for the next twelve months, as we have yet to commence operations, and have not generated any revenues there can be no assurance that we can generate significant revenues from operations.  During the next twelve months, we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies which could severely limit our operations. To date our President has advanced a total of $5,000 for additional working capital but there can be no assurance that he will continue to advance funds as required.
At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2009 pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

    None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.             OTHER INFORMATION

    None.

ITEM 6.	EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 2nd day of September 2009.

BEARING MINERAL EXPLORATION, INC. (Registrant)
BY:	GERHARD SCHLOMBS Gerhard Schlombs President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).