Form 10-K
period 2009-10-31
Bearing Mineral Exploration, Inc.
filed 2010-01-27
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended October 31, 2009

Commission File Number: 333-156368

BEARING MINERAL EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0585718
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
92 Wishing Well Drive
Toronto, ON
CANADA, M1T 1J4
 (Address of principal executive offices)

(416) 816-6219
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  YES     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES    NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES ☒      NO 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
YES ☒               NO   

The aggregate market value of the voting common stock held by non-affiliates (2,668,750 shares of voting common stock) as of the most recently completed second fiscal quarter, computed at the par value of the stock of $0.001 was $2,669 assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.  At January 25, 2010, there were 5,968,750 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

BEARING MINERAL EXPLORATION, INC.

Cautionary Statement Regarding Forward-Looking Statements

This document and the documents incorporated by reference herein contain forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider the following:

•	our ability to successfully implement our business strategy,

•	the impact of competition and changes to the competitive environment on our products and services, and

•	other factors detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events, except as required by law.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

Bearing Mineral Exploration, Inc. (as used in this annual report the terms “we”, “us”, “our”, and the “Company” means Bearing Mineral Exploration, Inc., unless otherwise indicated) was incorporated in the state of Nevada on June 11, 2008.  We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one mineral claim located in the province of Newfoundland, Canada; herein referred to as the Collins Lake property.  Record title to the property upon which we intend to conduct exploration activities, is held in the name of Gerhard Schlombs; our President.  The property consists of 9 claim blocks totaling 225 hectares or approximately 556 acres. Our exploration target is to find an ore body containing gold. We have not yet generated or realized any revenues from our business operations.

The property is undeveloped raw land.  Exploration and surveying has not been initiated.  To our knowledge, the property has never been mined.  The only events that have occurred are:  the acquisition of the Collins Lake mineral claim by our sole officer and member of the Board of Directors, Gerhard Schlombs, who is the record owner, holding the claim in trust for the Company and the preparation of an independent Geological Report, containing a proposed two phase exploration program dated September 20, 2008 by Richard A. Jeanne, consulting geologist.

We have not yet commenced the field work phase of our initial exploration program.  Exploration is currently in the planning stages.  Our exploration program is exploratory in nature and there is no assurance that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Our administrative office is located at 92 Wishing Well Drive, Toronto, Ontario, Canada, M1T 1J4 and our telephone number is (416) 816-6219. This is our mailing address as well.  Our registered statutory office is located at 1802 North Carson Street, Suite 212, Carson City, Nevada 89701.

Since inception, we issued 5,968,750 shares of common stock via private placement for cash proceeds of $41,013.  In June 2008, we issued 3,300,000 restricted shares of common stock to Gerhard Schlombs; our sole officer and member of the Board of Directors pursuant to Regulation S of the Securities Act of 1933 in that the sale took place outside of the United States of America and Mr. Schlombs is a non-US person.

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

Competition

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the claim. We will either find gold on the claim or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulation

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation (the “Act”). This act sets forth rules for:

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We are also subject to the Newfoundland Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in Newfoundland. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.           Health and Safety
2.           Archaeological Sites
3.           Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the claim.

We will secure all necessary permits for exploration and, if development is warranted on the claim, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active streams, creeks, rivers, lakes or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the claim. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the Act and will continue to comply with the Act in the future. We believe that compliance with the Act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in Newfoundland is returning the surface to its previous condition upon abandonment of the claim. We believe the cost of reclaiming the property will be $750.

Employees and Employment Agreements

At present, we have no full-time employees. Our sole officer and our directors are part-time employees and will devote about 10% of their time or four hours per week to our operation. Neither Mr. Schlombs, our sole officer and director, or Mr. Lorne Brown, director, have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our sole officer and Board of Directors will handle our administrative duties.

We intend to subcontract all work out to third parties.  We intend to use the services of subcontractors for manual labor exploration work on our property.  As of today, we have not engaged any geologists or engineers who will perform work for us.

ITEM 1A.                   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Our administrative office is located at 92 Wishing Well Drive, Toronto, Ontario, Canada, M1T 1J4, and our telephone number is (416) 816-6219.

In August 2008, we acquired the right to explore one property located in Newfoundland, Canada.  We do not own any property. The property consists of nine Online Mineral Claims Staking cells comprising 556 acres (225 hectares).  Newfoundland allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the Newfoundland and Labrador Department of Natural Resources Online Claims Staking system. The Online Claims Staking system is the Internet-based Newfoundland system used to register, maintain and manage the claims. A cell is an area which appears electronically on the Newfoundland Internet Mineral Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell.  Previously, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in Newfoundland and has been replaced with the online grid.

Under Newfoundland law, in the case of corporations, title must be held by a Newfoundland corporation.  Since we are an American corporation, we can never possess legal mineral claim to the land.  In order to comply with the law we would have to incorporate a Newfoundland wholly owned subsidiary corporation and obtain audited financial statements.  We believe those costs would be a waste of our money at this time. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

In August 2008, Mr. Schlombs executed a declaration of trust acknowledging that he holds the claim in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Schlombs transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Schlombs has not provided us with a signed or executed bill of sale in our favor.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned Newfoundland subsidiary corporation and Mr. Schlombs will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Schlombs transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Schlombs will be liable to us for monetary damages for breaching the terms of his agreement with us to transfer his title to a subsidiary corporation we create.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty Elizabeth II. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The Collins Lake property is one such acquisition. Accordingly, fee simple title to the property resides with the Crown. Ungranted minerals are commonly known as Crown minerals.  Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the Province of Newfoundland.

The property is comprised of mining leases issued pursuant to the Newfoundland Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease vertically downward. The Crown does not have the right to reclaim provided the claims are maintained in good standing. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of the license number, claim name, and expiration date of our mineral claim:

		Number of	Date of
License No.	Claim Name	MTO Cells	Expiration
014978M	Collins Lake Property	9	05/23/2013

The minimum annual assessment work required to be done to maintain the claim will be approximately $ 1,800.  If the minimum amount is not expended, we must pay a security deposit that when added to the amount of work done, will equal $1,800.

Location and Access

The Collins Lake claim is located in central Newfoundland, Canada.  It comprises 225 hectares or approximately 556 acres, approximately centered at latitude 490 4= 8" North, longitude 550 2= 19.6” West.

The property is located about 19.3 kilometers south of Lewisporte, Newfoundland, 7.3 kilometers south –southeast of Notre Dame Junction and 14 kilometers northwest of Glenwood, Newfoundland.   Access to the property can be gained via the Salmon Pond access road that leaves the Trans-Canada Highway at Glenwood or from numerous bush and skidder roads from the north.

Groceries and general supplies and services such as air transportation, car rentals, banking, restaurants and lodging are available in the town of Gander, about an hour and one-half drive from the claim.  Gander's population is about 10,000, but the town provides services to surrounding communities whose total population approaches 90,000.  The town hosts an international airport that, historically, was a refueling stop for transatlantic flights.

Physiography

 The topography is relatively flat over much of the property, with a few gently rolling hills with local steeper terrain.  Vegetation varies from heavy forest to relatively open bog areas.  Numerous lakes and ponds are located on and around the property.

The region receives abundant snowfall during the winter months, making geological exploration and other related activities impractical during this time.  The climate during the remainder of the year is moderate.

Regional Geology

The Collins Lake property lies within the Exploits Subzone of the Dunnage tectonostratigraphic zone which encompasses much of central Newfoundland.  The Dunnage zone consists of telescoped, early to middle Paleozoic oceanic terrain remnants comprised of volcaniclastic to epiclastic sedimentary rocks and ophiolitic and arc- to back-arc-volcanic rocks.  These rocks have been intruded by the Mount Peyton batholith, comprised of gabbro and diorite.  Later felsic rocks or granitoid suites have intruded both the volcanic and sedimentary rocks as well as the Mount Peyton batholith.

Claim Geology

The claim geology consists of fine to medium grained rocks of the Mount Peyton intrusive suite.  Those in the north where the Collins Lake property is located are mafic plutonic rocks of gabbroic to dioritic composition.  Unfortunately, the area is blanketed by glacial till and few outcrops are available to more clearly characterize the bedrock.

Supplies

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

ITEM 3.                      LEGAL PROCEEDINGS

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.                      MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are issued in registered form.  Island Stock Transfer, 100 Second Avenue S., Suite 705S, St. Petersburg, FL 33701, Telephone: (727) 289-0010; Facsimile: (727) 289-0069 is the transfer agent for our common shares.

There is no established trading market for shares of our common stock.  We cannot provide assurance that any established trading market for our common stock will develop or be maintained.  On June 12, 2009, our common stock was approved for quotation on the Financial Industry Regulatory Association’s Over-the-Counter Bulletin Board.  Our shares are listed under the trading symbol BEAX.OB and the price of the shares will be established by the market.

Shareholders

As at January 25, 2010 the Company had 34 shareholders of record of common stock.

Dividends

The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future.  There are no material restrictions limiting, or that are likely to limit the Company’s ability to pay dividends in its common stock.

Section Rule 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Recent Sale of Unregistered Securities

None.

ITEM 6.                      SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not  required to provide the information required by this item.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition or Plan of Operation and other sections of this report contain forward-looking statements that are based on the current beliefs and expectations of management, as well as assumptions made by, and information currently available to, the Company’s management.  Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements.  Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance.  Our Company has not generated any revenues for the fiscal year ended October 31, 2009.  We cannot guarantee that we will be successful in our business operations.  We are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in carrying out our exploration program and competition.  There is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Plan of Operation

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

The property is undeveloped raw land.  Detailed exploration and surveying has not been initiated.  To our knowledge, the property has never been mined.  The only event that has occurred is the acquisition of the Collins Lake claim by our sole officer and member of the Board of Directors; Gerhard Schlombs.

                We intend to proceed with the proposed exploration program as recommended by consulting geologist; Richard A. Jeanne. The proposed exploration program involves undertaking a two phase mineral exploration program. If encouraging results come from the initial investigation, we would then commence Phase 2.

Phase 1 of the recommended geological exploration program will cost approximately $9,500. Phase 1 would consist of a mapping and sampling program and will begin to compile a geologic profile of the property.  Gold is associated with structurally controlled hydrothermal veins, so emphasis should be placed on documenting their locations and characteristics.  Once we have retained a geologist to carry out the initial stages of our proposed exploration program, and favorable weather conditions grant us access to the property it will take us two to three weeks to complete the trench site identification and collect the samples.  Sampling will accompany this phase to verify the data and begin the delineation of mineralized zones.  Samples will be shipped to certified assayers.  It will take another two to three weeks to obtain results from the lab.  Prospective locations that exhibit alteration and structural features indicative of mineralization should be mapped in detail and thoroughly sampled. We will plot all sample locations on enlarged topographical maps and provide GPS with these locations. Where these features project into covered areas, trenching may be necessary to expose bedrock for follow-up mapping and sampling, pending the results of analyses of the initial sampling program.  In Gander, contact should be made with local heavy equipment contractors to determine their availability for light excavation work.  Time of retention will be 0-210 days, weather permitting.  The region receives abundant snowfall during the winter months, making geological exploration and other related activities impractical during this time.

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

Results of Activities

For the Years Ended October 31, 2009 and 2008

We had a net loss of $32,603 for the year ended October 31, 2009 compared to a net loss of $11,642 for the year ended October 31, 2008.  The change is explained below.

Operating Expenses:  Operating expenses were $32,603 and $11,642 for the years ended October 31, 2009 and 2008, respectively.  The increase of $20,961 was due to an increase in general and administrative expenses.

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

Net cash from the sale of shares since inception on June 11, 2008 to October 31, 2009 was $ 41,013.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

Since inception, our President advanced a total of $15,000 for additional working capital.  This advance will need to be repaid once funds become available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.  If additional capital is required we will raise the funds by issuing debt and/or equity securities although we have no current arrangements to such financings at this time.

We are an exploration stage company and are in the early stages of developing our products and services. As of the date of this report, we have not conducted exploration activities on our property or generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

On June 17, 2008, we issued 3,300,000 restricted shares of common stock to Gerhard Schlombs; our sole officer and member of the Board of Directors in consideration of $3,300, pursuant to Regulation S of the Securities Act of 1933 in that the sale took place outside of the United States of America and Mr. Schlombs in a non-US person.

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

As of October 31, 2009 we had $16,897 in total current assets and total current liabilities of $20,129 for a working capital deficit of $3,232 compared to $ 38,117 in total assets and total liabilities of $8,746 for the year ended October 31, 2008.  Total liabilities for the year ended October 31, 2009 were comprised of professional fees and the loan payable to our President; Mr. Schlombs.

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

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies which could severely limit our operations. To date our President has advanced a total of $15,000 for additional working capital but there can be no assurance that he will continue to advance funds as required.

At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Recent accounting pronouncements

In August 2009, the FASB issued ASC 820, Fair Value Measurements and Disclosures  — Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASC 820 is not expected to have a material impact on our financial statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles.  This reflected the issuance of FASB Statement No. 168. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB ASC 105, the FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the fourth quarter of 2009, and accordingly, our Annual Report on Form 10-K for the year ending October 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 855, “Subsequent Events.”  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009.

The Company is in the process of evaluating the impact of ASC 825 on our financial position and results of operations.

Critical Accounting Policies

The following are the accounting policies that we consider to be critical accounting policies. Critical accounting policies are those that are both important to the portrayal of our financial condition and results and those that require the most difficult, subjective, or complex judgments, often as results of the need to make estimates about the effect of matters that are subject to a degree of uncertainty.

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

See footnotes in the accompanying financial statements regarding recent financial accounting developments.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

BEARING MINERAL EXPLORATION, INC.
(an exploration stage company)

 Index

Report of Independent Registered Public Accounting Firm ...........................................................................F–1

Balance Sheets .......................................................................................................................................................F–2

Statements of Operations .....................................................................................................................................F–3

Statements of Cash Flows ....................................................................................................................................F–4

Statements of Stockholders’ Equity....................................................................................................................F–5

Notes to the Financial Statements ......................................................................................................................F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bearing Minerals Exploration, Inc.
(An Exploration Stage Company)
Toronto, Ontario

We have audited the accompanying balance sheets of Bearing Minerals Exploration, Inc. as of October 31, 2009 and 2008, and the related statements of expenses, changes in stockholders’ equity, and cash flows for the year ended October 31, 2009; for the period from June 11, 2008 (inception) through October 31, 2008; for the period from June 11, 2008 (inception) through October 31, 2009. These financial statements are the responsibility of Bearing Minerals’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Bearing Minerals Exploration, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Bearing Minerals Exploration, Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bearing Minerals Exploration Inc., as of October 31, 2009 and 2008, and the results of its operations and its cash flows for the periods referred to above, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Bearing Minerals Exploration, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Bearing Minerals Exploration, Inc. has suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
January 25, 2009

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Balance Sheets

	October 31, 2009	October 31, 2008

ASSETS

Current Assets
Cash	$16,399	$38,117
Prepaid Expense	498	-

Total Assets	$16,897	$38,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	129	3,238
Accrued liabilities	5,000	5,000
Advance from shareholder	15,000	508

Total Liabilities	$20,129	$8,746

Stockholders’ Equity

Common stock
75,000,000 shares authorized, with a $0.001 par value,
5,968,750 shares issued and outstanding	$5,969	$5,969
Additional paid-in capital	35,044	35,044
Deficit accumulated during exploration stage	(44,245)	(11,642)

Total Stockholders’ Equity	(3,232)	29,371

Total Liabilities and Stockholders’ Equity	$16,897	$38,117

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statement of Expenses

	For the Year Ended October 31, 2009	For the period from June 11, 2008 (date of inception) to October 31, 2008	For the period from June 11, 2008 (date of inception) to October 31, 2009

EXPENSES

General and administrative expenses	$31,315	$8,134	$39,449
Mineral property costs	1,288	3,508	4,796

Total Expenses	32,603	11,642	44,245

Net Loss	$(32,603)	$(11,642)	$(44,245)

Loss Per Share:

Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding-

Basic and Diluted	5,968,750	1,685,727

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
For the period from June 11, 2008 (date of inception) to October 31, 2009

	Common Shares		Additional Paid-in	Deficit Cumulative During the Exploration
	Number	Par Value	Capital	Stage	Total
		$	$	$	$

Balance June 11, 2008 (Date of Inception)	–	–	–	–	–

Shares issued for cash on June 17, 2008 at $0.001 per share	3,300,000	3,300	–	–	3,300

Shares issued for cash on September 19, 2008 at $0.01 per share	2,590,000	2,590	23,310	–	25,900

Shares issued for cash on October 6, 2008 at $0.15 per share	78,750	79	11,734	–	11,813

Net loss for the year	–	–	–	(11,642)	(11,642)

Balance, October 31, 2008	5,968,750	5,969	35,044	(11,642)	29,371

Net loss for the year	–	–	–	(32,603)	(32,603)

Balance, October 31, 2009	5,968,750	5,969	35,044	(44,245)	(3,232)

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended October 31, 2009	For the period from June 11, 2008 (date of inception) to October 31, 2008	For the Period From June 11, 2008 (date of inception) to October 31, 2009

CASH FROM OPERATING ACTIVITIES:

Net loss	$(32,603)	$(11,642)	$(44,245)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(3,109)	8,238	5,129

Prepaid Expense	(498)	-	(498)

Net Cash Used in Operating Activities	(36,210)	(3,404)	(39,614)

CASH FROM FINANCING ACTIVITIES:

Net advances from shareholder	14,492	508	15,000
Proceeds from issuance of common stock	-	41,013	41,013

Net Cash from Financing Activities	14,492	41,521	56,013

Net increase (decrease) in Cash	(21,718)	38,117	16,399

Cash, Beginning	38,117	–	–

Cash, Ending	$16,399	$38,117	$16,399

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2009 and 2008

1.     Nature and Continuance of Operations

Bearing Mineral Exploration, Inc. (“the Company”) was incorporated in Nevada on June 11, 2008. The Company is an Exploration Stage Company, as defined by ASC 915-10 “Accounting and Reporting by Development Stage Enterprises”. The Company’s business plan is to acquire, explore and develop mineral properties and ultimately seek out earnings by exploiting mineral claims. The Company has not determined whether the mining claims contain ore reserves that are economically recoverable.

2.     Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At October 31, 2009 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of October 31, 2009, the Company has never generated any revenues and has accumulated losses of $44,245 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.      Summary of Significant Accounting Policies

a)      Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in U.S. dollars. The Company’s fiscal year-end is October 31st.

b)     Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred  income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

F-6

c)      Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)      Mineral Property Costs

The Company has been in the exploration stage since its inception on June 11, 2008 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in ASC 350-30 “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under ASC 360-10, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

e)      Fair Value of Financial Instruments

The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

The Company’s financial instruments consist of cash, receivables, payables, and notes payable.  The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items.  The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

f)      Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduced deferred tax assets to the amount that is believed more likely than not to be realized.

g)      Loss Per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

h)     Recent Accounting Pronouncements

In August 2009, the FASB issued ASC 820, Fair Value Measurements and Disclosures— Measuring Liabilities at Fair Value. This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, to provide guidance on the fair value measurement of liabilities. The adoption of ASC 820 is not expected to have a material impact on our financial statements.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is codified in the ASC under Topic 105, “Generally Accepted Accounting Principles” (“ASC Topic 105”). ASC Topic 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States (the GAAP hierarchy). ASC Topic 105 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is effective for us in the fourth quarter of 2009, and accordingly, our Annual Report on Form 10-K for the year ending October 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In May 2009, the FASB issued ASC 855, “Subsequent Events.” ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009.  The Company adopted this standard for the current fiscal year.

4.      Mineral Properties
On August 14, 2008, the Company, through its President and director, acquired title to a mineral property in the west north-west of Gander, Central Newfoundland; herein referred to as the “Collins Lake Property”. The claim is registered in the name of the President of the Company, who is holding the claim in trust on behalf of the Company. The Company paid $508 for staking fees and $3,000 for the preparation of an independent Geological Report by Richard A. Jeanne, LTD, consulting geologist.

5.      Related Party Transactions

As of October 31, 2009, our President is owed $15,000 for additional working capital and was repaid $508 previously advanced.  The amount due is unsecured, non-interest bearing and due on demand.

6.      Common Stock

Since inception, the Company issued 3,300,000 common shares at $0.001 per share, 2,590,000 common shares at $0.01 per share and 78,750 common shares at $0.15 per share for cash proceeds of $41,013.

7.      Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Accounting for Income Taxes”.  ASC 740 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position.  The provisions of ASC 740 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Based on the management's assessment of ASC 740, it was concluded that the adoption of ASC 740, as of November 1, 2009, had no significant impact on the Company's results of operations or financial position, and required no adjustment to the opening balance sheet accounts.

The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of October 31, 2009.  As a result, tabular reconciliations of beginning and ending balance would not be meaningful.  If interest and penalties were to be assessed, the Company would charge interest to interest expense and penalties to other operating expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within twelve (12) months of the reporting date.

ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has incurred net operating losses of $44,245 which expire in 2024.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is approximately $6,637 as of October 31, 2009, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely then not it will utilize the net operating losses carried forward in future years.

The reconciliation of the benefit for income taxes computed at the U.S. federal statutory rate to the Company’s effective tax rate for the years ended October 31, 2009 and 2008 is as follows:

	Year Ended October 31, 2009 $	Year Ended October 31, 2008 $

Income tax recovery at statutory rate	32,603	11,642
Change in estimates	–	–
Valuation allowance change	(32,603)	(11,642)

Provision for income taxes	–	–

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the fiscal years ended October 31, 2009 and 2008, included in this report have been audited by MaloneBailey, LLP, 10350 Richmond Avenue, Suite 800, Houston, TX 77042 as set forth in their report included herein.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are not effective since the following material weaknesses exist:

(i)
The Company’s management is relying on external consultants for purposes of preparing its financial reporting package and may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

(ii)	As the Company is governed by one officer who is also a director, there is an inherent lack of segregation of duties and lack of independent governing board.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of October 31, 2009, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following weaknesses, that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of October 31, 2009:

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.  To date we have not established an audit committee.

2.
Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

3.
We did not maintain proper segregation of duties for the preparation of our financial statements – As of October 31, 2009 the majority of the preparation of financial statements was carried out by one person.  This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.
We lack sufficient information technology controls and procedures – As of October 31, 2009, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting and disclosure controls and procedures were identified in November 2009, by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of October 31, 2009 we have not taken action to correct the material weaknesses identified in our disclosure controls and internal control over financial reporting.

Continuing Remediation Efforts to Address Deficiencies in the Company’s Internal Control Over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

1.	Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.
We will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties, as well as additional manpower for proper documentation.

3.
We will engage in a thorough review and restatement of our information technology   control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION

None.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our directors and executive officers and significant employees.  Each director holds office until the next annual meeting of shareholders and until the director’s successor is elected and qualified or until the director’s resignation or removal.  Each executive officer holds office for the term for which such officer is elected or appointed and until a successor is elected or appointed and qualified or until such officer’s resignation or removal.

Name	Age	Title	Held Position Since
Gerhard Schlombs	60	President, Chief Executive and Chief Financial Officer, Secretary/Treasurer, Principal Accounting Officer and Director	June 2008
Lorne H. Brown	54	Director	October 2009

Gerhard Schlombs, President, CEO, CFO, Secretary, Treasurer & Director

Gerhard Schlombs has been our President, Chief Executive and Chief Financial Officer, Secretary, Treasurer and director since inception on June 11, 2008. Since January 1999, Mr. Schlombs has been the sole proprietor of “Dick’s Home Improvements” a private renovation and design company in Toronto, Ontario, Canada.

Lorne H. Brown, Director

Lorne H. Brown, has been the Administration Manager for Boss Canada, Inc. in Concord, Ontario, Canada, since March 1982.  Boss Canada, Inc.; is a Canadian subsidiary of Boss Holdings, Inc. a publicly listed Delaware Company; which trades on the OTC Bulletin Board under the symbol “BSHI”. Boss Canada, Inc. is a manufacturing and distribution centre of quality work gloves and protective wear sold to industrial businesses and retailers globally. Mr. Brown joined our Board of Directors in October 2009.

Involvement in Certain Legal Proceedings

To the best of the issuer’s knowledge, during the past five years, no director, executive officer, promoter or control person of the Company:

- has any bankruptcy petition filed by or against any business of which the director, executive officer, promoter or control person was a general partner or executive officer either at the time of bankruptcy or within two years prior to that time;

- was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

- was the subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

- were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

- were found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.  To the best of the Company’s knowledge, all such reports as required were filed on a timely basis in compliance with Section 16(a).

Audit Committee and Audit Committee Financial Expert

There is no separately-designated standing audit committee as the Company’s Board of Directors acts as the Company’s audit committee.  The Board of Directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, the Company’s Common Stock is not listed on a national exchange and the Company is not subject to the special corporate governance requirements of any such exchange.

Nominating Committee

The Company does not currently have a standing nominating committee and the Company’s entire Board of Directors performs the functions that would customarily be performed by a nominating committee.  The Board of Directors does not believe a separate nominating committee is required at this time due to the size and scope of the Company’s business operations and the limited resources of the Company.

The Company’s stockholders may recommend candidates for nomination as directors.  Any such recommendations should include the nominee’s name, home and business addresses and other contact information, detailed biographical data, and qualifications for board membership, along with information regarding any relationships between the candidate and the Company within the last three fiscal years.  Any such recommendations should be sent to: Bearing Mineral Exploration, Inc., 92 Wishing Well Drive, Toronto, ON, M1T 1J4, Attn:  President.

There have been no recommended nominees from the Company’s stockholders.  The Company pays no fees to third parties for evaluating or identifying potential nominees.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its executive officers, including its principal executive, financial and accounting officers.   The Company’s Code of Ethics is filed as part of this annual report on Form 10-K as Exhibit 14.1.

ITEM 11.                    EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers as at October 31, 2009 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gerhard Schlombs	2009	0	0	0	0	0	0	0	0
CEO, CFO, President,	2008	0	0	0	0	0	0	0	0
Secretary/Treasurer, Principal Accounting Officer

Employment Agreements

There are no employment agreements with our sole officer and none are being contemplated. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our sole named executive officer.  There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer.

Securities Authorized for Issuance Under Compensatory Plans

None.

Long-Term Incentive Plan Awards

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our sole executive officer, or directors or employees during the current fiscal year.  No stock options have been previously granted.

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to directors during the last completed fiscal year. Our fiscal year end is October 31, 2009.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Gerhard Schlombs	0	0	0	0	0	0	0
Lorne Brown	0	0	0	0	0	0	0

There are no standard arrangements pursuant to which the Company’s directors are compensated for services provided as directors.  No additional amounts are payable to the Company’s directors for committee participation or special assignments.

ITEM 12.                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of January 25, 2010, with the computation being based upon 5,968,750 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Gerhard Schlombs [1]	3,300,000	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	55.29%

All Officers and Directors as a
Group (1 Person)	3,300,000		55.29%

Changes in Control

To the knowledge of management, there are no other present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ANDDIRECTOR INDEPENDENCE

Certain Business Relationships

None.

ITEM 14.                    PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by MaloneBailey LLP; certified accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$9,500
2008	$5,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by MaloneBailey LLP; certified accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$-
2008	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by MaloneBailey LLP; certified accountant for tax compliance, tax advice, and tax planning was:

2009	$-
2008	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$-
2008	$-

(5)           Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)           The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.                    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	December 19, 2008	3.1
3.2	Bylaws	S-1	December 19, 2008	3.2
4.1	Specimen stock certificate	S-1	December 19, 2008	4.1
10.1	Declaration of Trust of Gerhard Schlombs	S-1	December 19, 2008	10.1
14.1	Code of Ethics				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 26 day of January, 2010.

BEARING MINERAL EXPLORATION, INC.

BY:	GERHARD SCHLOMBS
Gerhard Schlombs, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a member of the Board of Directors.

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	December 19, 2008	3.1
3.2	Bylaws	S-1	December 19, 2008	3.2
4.1	Specimen stock certificate	S-1	December 19, 2008	4.1
10.1	Declaration of Trust of Gary Alexander	S-1	December 19, 2008	10.1
14.1	Code of Ethics				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X