Form 10-Q
period 2010-01-31
Bearing Mineral Exploration, Inc.
filed 2010-03-05
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,968,750 as of March 4, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-2
Statements of Expenses (Unaudited)	F-3
Statements of Cash Flows (Unaudited)	F-4
Notes to Financial Statements	F-5

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Balance Sheet (Unaudited)

	January 31, 2010	October 31, 2009

ASSETS

Current Assets
Cash	$3,046	$16,399
Prepaid Expense	-	498

Total Assets	$3,046	$16,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	384	129
Accrued liabilities	2,500	5,000
Advance from shareholder	15,000	15,000

Total Liabilities	$17,884	$20,129

Stockholders’ Equity

Common stock
75,000,000 shares authorized, with a $0.001 par value,
5,968,750 shares issued and outstanding	$5,969	$5,969
Additional paid-in capital	35,044	35,044
Deficit accumulated during exploration stage	(55,851)	(44,245)

Total Stockholders’ Equity	(14,838)	(3,232)

Total Liabilities and Stockholders’ Equity	$3,046	$16,897

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statement of Expenses (Unaudited)

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	For the period from June 11, 2008 (date of inception) to January 31, 2010

EXPENSES

General and administrative expenses	$11,606	$17,793	$51,055
Mineral property costs	-	-	4,796

Total Expenses	11,606	17,793	55,851

Net Loss	$(11,606)	$(17,793)	$(55,851)

Loss Per Share:

Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic and Diluted	5,968,750	5,968,750

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,		For the Period From June 11, 2008 (date of inception) to January 31,
	2010	2009	2010

CASH FROM OPERATING ACTIVITIES:

Net loss	$(11,606)	$(17,793)	$(55,851)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(2,245)	(8,178)	2,884
Prepaid expenses	498	-	-

Net Cash Used in Operating Activities	(13,353)	(25,971)	(52,967)

CASH FROM FINANCING ACTIVITIES:

Net advances from shareholder	-	4,492	15,000
Proceeds from issuance of common stock	-	-	41,013

Net Cash from Financing Activities	-	4,492	56,013

Net increase (decrease) in Cash	(13,353)	(21,479)	3,046

Cash, Beginning	16,399	38,117	–

Cash, Ending	$3,046	$16,638	$3,046

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

2.   Basis of Presentation

The accompanying unaudited interim financial statements of Bearing Mineral Exploration, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2009 Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended October 31, 2009, as reported in the Form 10-K, have been omitted.

Recent Issued Accounting Pronouncements

The company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operating, financial position or cash flows.

3.   Going Concern

As of January 31, 2010, the Company has never generated any revenues and has accumulated losses of $55,851 since inception.   The Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

4.   Related Party Transactions

As of January 31, 2010, our President is owed $15,000 for additional working capital and was repaid $508 previously advanced.  The amount due is unsecured, non-interest bearing and due on demand.

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

   We had cash resources of $3,046 as at January 31, 2010.  We currently do not have sufficient funds to continue with our exploration program as we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. If we wish to continue with our exploration program, we will try to raise additional funds from a public offering, a private placement or loans.  At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future.  If we need additional cash and cannot raise it we will wither have to suspend operations until we do raise the case, or cease operations entirely.

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

Results of Activities

For the three months ended January 31, 2010 and 2009

      We had a net loss of $11,606 for the three months ended January 31, 2010, compared to a net loss of $17,793 for the three month period ended January 31, 2009.  The change is explained below.

     Operating Expenses:  Operating expenses were $11,606 and $17,793 for the three month period ended January 31, 2010 and 2009, respectively.  The decrease of $6,187 in operating expenses was primarily due to a decrease in legal fees ($12,200) offset by an increase of $6,150 in transfer agent and filing fees.

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

Net cash from the sale of shares since inception on June 11, 2008 to January 31, 2010 was $ 41,013.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

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

As of January 31, 2010 we had $3,046 in total current assets and total current liabilities of $17,884 for a working capital deficit of $14,838 compared to $16,638 in total assets and total liabilities of $ 5,060 for the three month period ended January 31, 2009. Total liabilities were comprised of general and administrative expenses, and the loan payable to our President; Mr. Schlombs.

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

     The foregoing material weaknesses identified in our disclosure controls and procedures were identified in November 2009, by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of January 31, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

Once the Company has sufficient personnel available, our Board of Directors will nominate an audit committee and audit committee financial expert and we will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties as well as additional manpower for proper documentation.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 5th  day of March 2010.

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