Form 10-Q
period 2010-04-30
Bearing Mineral Exploration, Inc.
filed 2010-06-04
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,968,750 as of June 3, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-2
Statements of Expenses (Unaudited)	F-3
Statements of Cash Flows (Unaudited)	F-4
Notes to Financial Statements	F-5

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Balance Sheet (Unaudited)

	April 30, 2010	October 31, 2009

ASSETS

Current Assets
Cash	$4,818	$16,399
Prepaid Expense	-	498

Total Assets	$4,818	$16,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	956	129
Accrued liabilities	-	5,000
Advance from shareholder	25,000	15,000

Total Liabilities	$25,956	$20,129

Stockholders’ Equity

Common stock
75,000,000 shares authorized, with a $0.001 par value,
5,968,750 shares issued and outstanding	$5,969	$5,969
Additional paid-in capital	35,044	35,044
Deficit accumulated during exploration stage	(62,151)	(44,245)

Total Stockholders’ Equity	(21,138)	(3,232)

Total Liabilities and Stockholders’ Equity	$4,818	$16,897

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statement of Expenses (Unaudited)

	Three Months Ended April 30		Six Months Ended April 30		For the period from June 11, 2008 (date of inception) to April 30
	2010	2009	2010	2009	2010

EXPENSES

General and administrative expenses	$6,300	$2,022	$17,906	$19,815	$57,355
Mineral property costs	-	-	-	-	4,796
Total Expenses	6,300	2,022	17,906	19,815	62,151

Net Loss	$(6,300)	$(2,022)	$(17,906)	$(19,815)	$(62,151)

Loss Per Share:

Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic and Diluted	5,968,750	5,968,750	5,968,750	5,968,750

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Six Months Ended April 30,		For the Period From June 11, 2008 (date of inception) to April 30,
	2010	2009	2010

CASH FROM OPERATING ACTIVITIES:

Net loss	$(17,906)	$(19,815)	$(62,151)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(4,173)	(8,131)	956
Prepaid expenses	498	-	-

Net Cash Used in Operating Activities	(21,581)	(27,946)	(61,195)

CASH FROM FINANCING ACTIVITIES:

Net advances from shareholder	10,000	4,492	25,000
Proceeds from issuance of common stock	-	-	41,013

Net Cash from Financing Activities	10,000	4,492	66,013

Net increase (decrease) in Cash	(11,581)	(23,454)	4,818

Cash, Beginning	16,399	38,117	–

Cash, Ending	$4,818	$14,663	$4,818

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2010

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

3.     Recent Issued Accounting Pronouncements

The company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operating, financial position or cash flows.

4.     Going Concern

As of April 30, 2010, the Company has never generated any revenues and has accumulated losses of $62,151 since inception.   The Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

5.     Related Party Transactions

As of April 30, 2010, our President is owed $25,000 for additional working capital and was repaid $508 previously advanced.  The amount due is unsecured, non-interest bearing and due on demand.

6.     Subsequent Events

Subsequent to the end of the period, on May 31, 2010, the Letter of  Intent with vLinx, Inc. expired and the time frame in which both parties were to negotiate the terms of the transaction was not extended and the Company has no intention of renegotiating the terms.  The Company is now seeking other business opportunities.

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

General

We were incorporated in the State of Nevada on June 11, 2008. We are a start –up, exploration stage corporation and have not yet realized any revenues form our business operations.  Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we will need to raise cash from sources other than the sale of minerals found on our property.

Our original plan of operation was to conduct exploration activities on one claim located in the Province of Newfoundland, Canada; herein referred to as the Collins Lake property. Our exploration target was to find an ore body containing gold.  To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility. We have not yet generated or realized any revenues from our business operations.

    We had cash resources of $4,818 as at April 30, 2010.  We currently do not have sufficient funds to continue with our exploration program as we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. If we wish to continue with our exploration program, we will try to raise additional funds from a public offering, a private placement or loans.  At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future.  If we need additional cash and cannot raise it we will wither have to suspend operations until we do raise the case, or cease operations entirely.

Due to our failure to commence exploration work on the property, we have been exploring alternative business opportunities.

On March 15, 2010, we entered into a Letter of Intent with vLinx, Inc.  whereby we agreed to complete an Agreement and Plan of Merger and Reorganization (the “Definite Agreement”)  to acquire 100% of the outstanding equity securities of vLinx, Inc. subject to us:

                1.   Completing our due diligence to our sole satisfaction as to the business and market viability of the intellectual property and assets of the Company;

2.   Issuing 25,000,000 post-split restricted shares of common stock to the shareholders of vLinx on a pro-rata basis of the shares held in vLinx.

3.   Cancelling the 9,274,005 post-split restricted shares of common stock currently held by our current President and director.

4.   Completing a private placement of not less than $2,500,000 at a price of not less than $0.50 per share.

5.    Replacing our board of directors with individuals designated by vLinx, Inc.,

on or before May 31, 2010.

The Letter of  Intent expired and the time period in which both parties were to negotiate the terms of the transaction was not extended and the Company has no intention of renegotiating the terms.  The Company is now seeking other business opportunities.

Plan of Operations

       Our original plan of operation was to conduct exploration activities on one claim located in the Province of Newfoundland, Canada; herein referred to as the Collins Lake property. Our exploration target was to find an ore body containing gold.

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

Due to our failure to commence exploration work on the property, we have been exploring alternative business opportunities.

On March 15, 2010, we entered into a Letter of Intent with vLinx, Inc.  whereby we agreed to complete an Agreement and Plan of Merger and Reorganization (the “Definite Agreement”)  to acquire 100% of the outstanding equity securities of vLinx, Inc.

Subsequent to the end of the period, on May 31, 2010, the Letter of  Intent expired and the time period in which both parties were to negotiate the terms of the transaction was not extended and the Company has no intention of renegotiating the terms.  The Company is now seeking other business opportunities.

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

Results of Activities

From Inception on June 11, 2008 to April 30, 2010 and for the Six months ended April 30, 2010 Compared to April 30, 2009

       We had a net loss of $17,906 for the six months ended April 30, 2010, compared to a net loss of $19,815 for the six month period ended April 30, 2009.  The change is explained below.

       Operating Expenses:  Operating expenses were $17,906 and $19,815 for the six month period ended April 30, 2010 and 2009, respectively.  The decrease of $1,909 in operating expenses was primarily due to a decrease in legal fees ($12,200) offset by an increase of $1,495 in general and administrative expenses and $8,796 in transfer agent and filing fees.

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

Net cash from the sale of shares since inception on June 11, 2008 to April 30, 2010 was $ 41,013.  Since inception we have used our common stock to raise money for the property title acquisition, for corporate expenses and to repay outstanding indebtedness.

Since inception, our President advanced a total of $25,000 for additional working capital.  This advance will need to be repaid once funds become available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.  If additional capital is required we will raise the funds by issuing debt and/or equity securities although we have no current arrangements to such financings at this time.

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

       We intend to raise the capital by issuing debt and/or securities.

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

As of April 30, 2010 we had $4,818 in total current assets and total current liabilities of $25,956 for a working capital deficit of $21,138 compared to $14,663 in total assets and total liabilities of $ 5,107 for the six month period ended April 30, 2009. Total liabilities were comprised of general and administrative expenses, and the loan payable to our President; Mr. Schlombs.

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

We will require additional working capital, as we currently have inadequate capital to fund all of our business strategies which could severely limit our operations. To date our President has advanced a total of $25,000 for additional working capital but there can be no assurance that he will continue to advance funds as required.  At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

       The foregoing material weaknesses identified in our disclosure controls and procedures were identified in November 2009, by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of April 30, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 3rd day of June 2010.

BEARING MINERAL EXPLORATION, INC. (Registrant)
BY:	GERHARD SCHLOMBS Gerhard Schlombs President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer, and member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).