Form 10-Q
period 2010-07-31
Bearing Mineral Exploration, Inc.
filed 2010-09-13
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,968,750 as of September 9, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-2
Statements of Expenses (Unaudited)	F-3
Statements of Cash Flows (Unaudited)	F-4
Notes to Financial Statements	F-5

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Balance Sheet (Unaudited)

	July 31, 2010	October 31, 2009

ASSETS

Current Assets
Cash	$2,650	$16,399
Prepaid Expense	-	498

Total Assets	$2,650	$16,897

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	3,544	129
Accrued liabilities	-	5,000
Advance from shareholder	25,000	15,000

Total Liabilities	$28,544	$20,129

Stockholders’ Equity

Common stock
75,000,000 shares authorized, with a $0.001 par value,
5,968,750 shares issued and outstanding	$5,969	$5,969
Additional paid-in capital	35,044	35,044
Deficit accumulated during exploration stage	(66,907)	(44,245)

Total Stockholders’ Equity	(25,894)	(3,232)

Total Liabilities and Stockholders’ Equity	$2,650	$16,897

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statement of Expenses (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,		For the period from June 11, 2008 (date of inception) to July 31,
	2010	2009	2010	2009	2010

EXPENSES

General and administrative expenses	$4,756	$4,244	$22,662	$24,059	$62,111
Mineral property costs	-	1,514	-	1,514	4,796

Total Expenses	4,756	5,758	22,662	25,573	66,907

Net Loss	$(4,756)	$(5,758)	$(22,662)	$(25,573)	$(66,907)

Loss Per Share:

Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic and Diluted	5,968,750	5,968,750	5,968,750	5,968,750

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31,		For the Period From June 11, 2008 (date of inception) to July 31,
	2010	2009	2010

CASH FROM OPERATING ACTIVITIES:

Net loss	$(22,662)	$(25,573)	$(66,907)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(1,585)	(7,748)	3,544
Prepaid expenses	498	-	-

Net Cash Used in Operating Activities	(23,749)	(33,321)	(63,363)

CASH FROM FINANCING ACTIVITIES:

Net advances from shareholder	10,000	4,492	25,000
Proceeds from issuance of common stock	-	-	41,013

Net Cash from Financing Activities	10,000	4,492	66,013

Net increase (decrease) in Cash	(13,749)	(28,829)	2,650

Cash, Beginning	16,399	38,117	–

Cash, Ending	$2,650	$9,288	$2,650

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2010

1.     Basis of Financial Statement Presentation

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

2.     Recent Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, which requires additional fair value disclosures. This guidance requires reporting entities to disclose transfers in and out of Levels 1 and 2 and requires gross presentation of purchases, sales, issuances and settlements in the Level 3 reconciliation of the three-tier fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements related to Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The guidance on transfers between Levels 1 and 2 is effective for the Company as of its third fiscal quarter ended July 31, 2010. The guidance on Level 3 activity is effective for the Company’s fiscal year beginning November 1, 2011. The Company is currently evaluating the impact the adoption will have on its financial position and results of operations.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 regarding subsequent events disclosure. This guidance updates ASC topic 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”) and clarifies that an entity that is a Securities and Exchange Commission filer is not required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance, and the Company adopted the provisions effective with the preparation of its financial statements for the nine months ended July 31, 2010.

3.     Going Concern

As of July 31, 2010, the Company has never generated any revenues and has accumulated losses of $66,907 since inception.   The Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2010

4.      Related Party Transactions

As of July 31, 2010, our President had advanced an aggregate of $25,000 to the Company for additional working capital.  The amount advanced is unsecured, non-interest bearing and due on demand.

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

General

We were incorporated in the State of Nevada on June 11, 2008. We are a start –up, exploration stage corporation and have not yet realized any revenues from our business operations.  Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues from our business operations and we expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern.  Accordingly, we will need to raise cash from sources other than internal revenues.

Our original plan of operation was to conduct exploration activities on one mineral claim located in the Province of Newfoundland, Canada; herein referred to as the Collins Lake property. Our exploration target was to find an ore body containing gold.  To date we have not performed any work on the property. We have not yet generated or realized any revenues from our business operations.

We had cash resources of $2,650 and total liabilities of $28,544 for a working capital deficit of $25,894 as at July 31, 2010.  We currently do not have sufficient funds to continue with our exploration program as we will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents. During the period, our President decided that it was in our best interest to forfeit title to the Collins Lake property due to our inability to commence exploration work on a timely basis and due to the costly fees associated with maintaining title to the claim.  Alternatively, we have been exploring new business opportunities.

Plan of Operations

Our plan of operation for the next three months will be to explore other business opportunities although to date, we have not identified any new business opportunities and have no agreements related to such opportunities.  It is the intent of the Company to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

    Any new business opportunities will likely require additional capital. We do not believe we have sufficient funds to meet our cash requirements for the next twelve months. We will continue to incur administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents and will need to raise additional capital. We intend to raise the capital by issued debt and/or equity securities. At the present time, we have not made any plans to raise additional money and there is no assurance that we will be able to raise additional money in the future.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

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

Results of Activities

For the nine months ended July 31, 2010 compared to July 31, 2009 and for the three months ended July 31, 2010 compared to July 31, 2009

       For the three months ended July 31, 2010 and 2009: We had a net loss of $4,756 for the three months ended July 31, 2010 compared to a net loss of $5,758 for the three month period ended July 31, 2009.  The decrease in operating expenses duringn the three months ended July 31, 2010 compared to July 31,2009 was primarily due to a decrease in mineral property costs, as the Company decided to forfeit title to the Collins Lake mineral claim during the period ended July 31, 2010. During the quarter ended July 31, 2010, the decrease in mineral property costs was offset by an increase in general and administrative expenses associated with legal fees of  $2,372 correlating to the letter of intent with vLinx, Inc.; a former potential merger candidate.

       For the nine months ended July 31, 2010 and 2009: We had a net loss of $22,662 for the nine months ended July 31, 2010 compared to a net loss of $25,573 for the nine month period ended July 31, 2009.  The decrease of $2,911 in operating expenses during the nine month period ended July 31, 2010 compared to July 31, 2009 was due to a decrease in general and administrative expenses and mineral property costs, as the Company decided to forfeit title to the Collins Lake mineral claim during the period ended July 31, 2010.

The Company had no revenues for the three and nine month periods ended July 31, 2010 and 2009 and does not expect to recognize revenue in the foreseeable future.  Since inception we have used our common stock to raise money for the property acquisition of the Collins Lake mineral claim, for the preparation of an exploration work program by Consulting Geologist, Richard Jeanne, for corporate expenses and to repay outstanding indebtedness.

Net cash from the sale of shares since inception on June 11, 2008 to July 31, 2010 was $ 41,013.  In addition, our President; Gerhard Schlombs has advanced a total of $25,000 to the Company for working capital. This advance will need to be repaid once funds become available.  There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.  If additional capital is required we will raise the funds by issuing debt and/or equity securities although we have no current arrangements to such financings at this time.

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

As of July 31, 2010 we had $2,650 in total current assets and total current liabilities of $28,544 for a working capital deficit of $25,894 compared to $16,897 in total assets and total liabilities of $20,129 for a working capital deficit of $3,232 as of October 31, 2009.  Total liabilities for the period ended July 31, 2010 were comprised of  general and administrative expenses, audit fees, legal fees, transfer agent fees and the loan payable to our President; Mr. Schlombs, while total liabilities for the year ended October 31, 2009 were comprised of audit fees, transfer agent fees and the loan payable to Mr. Schlombs.

We do not believe we have sufficient funds to meet our cash requirements for the next twelve months, as we have yet to commence operations, and have not generated any revenues there can be no assurance that we can generate significant revenues from operations.  The Company’s management is exploring a variety of options to meet the Company’s cash requirements and future capital requirements, including the possibility of equity offerings, debt financing and business combinations.  There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

The Company’s failure to generate revenues and conduct operations since its inception raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements included in this quarterly report have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.  If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 10th day of September 2010.

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