Form 10-K
period 2010-10-31
Bearing Mineral Exploration, Inc.
filed 2010-12-21
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended October 31, 2010

Commission File Number: 333-156368

BEARING MINERAL EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0585718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
YES ☒     NO   

The aggregate market value of the voting common stock held by non-affiliates (2,668,750 shares of voting common stock) computed at $0.65 per common share, on the date that the common stock was last sold was $1,734,688, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.  At December 15, 2010, there were 5,968,750 shares of the Registrant’s common stock outstanding.

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

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Bearing Mineral Exploration, Inc. (as used in this annual report the terms “we”, “us”, “our”, and the “Company” means Bearing Mineral Exploration, Inc., unless otherwise indicated) was incorporated in the state of Nevada on June 11, 2008.  We are an exploration stage corporation and have not yet realized any revenues from our business operations.  Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues from our business operations and we expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern.  Accordingly, we will need to raise cash from sources other than internal revenues.

Historically our plan of operation was to conduct exploration activities on one mineral claim located in the Province of Newfoundland, Canada; herein referred to as the Collins Lake property. Our exploration target was to find an ore body containing gold.  To date we have not performed any work on the property. We have not yet generated or realized any revenues from our business operations.

Due to our inability to commence our exploration work on a timely basis, and due to the costly fees associated with maintaining title to the mineral claim, during the third fiscal quarter, our President decided that it was in our best interest to forfeit title to the Collins Lake property.  Alternatively, we have been exploring new business opportunities.

Our plan of operation for the next twelve months will be to explore other business opportunities although to date, we have not identified any new business opportunities and have no agreements related to such opportunities.  It is the intent of the Company to: (i) consider guidelines of industries in which the Company may have an interest;

(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Merger or Acquisition of a Candidate

The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity.

We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

We anticipate that we will contact broker/dealers and other persons with whom our sole officer and directors are acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us.  No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on the Bulletin Board on a stock exchange we anticipate that the business opportunities presented to us will:

-	be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;
-	be in need of funds to develop a new product or service or to expand into a new market;
-
be relying upon an untested product or marketing any business, to the extent of limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our sole officer and director would not thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

Depending upon the nature of the transaction, our sole officer and directors may resign from their positions in connection with our acquisition of a business opportunity.

In the event of such a resignation, our sole officer and directors would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our sole officer and director, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our sole officer or director is currently affiliated.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management's analysis of the quality of the other company's management and personnel,
-	the anticipated acceptability of new products or marketing concepts,
-
the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and directors to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and directors, who are not professional business analysts.

Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that we will consider, among other things, the following factors:

-	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;
-	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

-
Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.

-
Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

-	The extent to which the business opportunity can be advanced;
-	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
-	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;
-	The cost of our participation as compared to the perceived tangible and intangible values and potential; and
-
The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts.

Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. Not one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as:

-	a description of products
-	services and company history
-	management resumes
-	financial information
-	available projections, with related assumptions upon which they are based
-	an explanation of proprietary products and services;
-	evidence of existing patents, trademarks, or services marks, or rights thereto
-	present and proposed forms of compensation to management
-	a description of transactions between such company and its affiliates during relevant periods
-	a description of present and required facilities
-	an analysis of risks and competitive conditions
-	a financial plan of operation and estimated capital requirements

-
audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

-	and other information deemed relevant.

As part of our investigation, our sole officer and directors:

-	may meet personally with management and key personnel,
-	may visit and inspect material facilities,
-	obtain independent analysis or verification of certain information provided,
-	check references of management and key personnel, and
-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include:

-	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,
-
acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and

-
acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to:

-	leases, purchase and sale agreements,
-	licenses,
-	joint ventures and
-	other contractual arrangements.

We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole officer and directors may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, director and principal shareholder.

We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement.

Although the terms of such agreement cannot be predicted, generally such an agreement would require:

-	specific representations and warranties by all of the parties thereto,
-	specify certain events of default,
-	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,
-	outline the manner of bearing costs if the transaction is not closed,
-	set forth remedies upon default, and
-	include miscellaneous other terms.

We anticipate that we, and/or our sole officer, directors and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

If we decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority- owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of investment company. As a result, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale. An acquisition made by us may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

ITEM 1A.    RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.    PROPERTIES

We own no real property.  We currently maintain limited office space at 92 Wishing Well Drive, Toronto, Ontario, Canada, M1T 1J4.  We do not believe that we will need to obtain additional office space at any time in the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our shareholders during the fiscal year.

PART II

ITEM 5.    MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently traded on the Over-the-Counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority (“FINRA”).  The OTCBB symbol for our common stock is “BEAX”. Our common stock par value is $0.001 per share.

Our shares of common stock are issued in registered form.  Signature Stock Transfer, Inc., 2220 Coit Road, Suite 480, Plano, TX 75075, Telephone: (972) 612-4120; Facsimile: (972) 612-4122 is the transfer agent for our common shares.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2010

Fourth Quarter 08-1-10 to 10-31-10	0.65	0.65
Third Quarter 05-1-10 to 07-31-10	0.41	0.38
Second Quarter 02-1-10 to 04-30-10	0.35	0.35
First Quarter 11-1-09 to 01-31-10	N/A	N/A

Shareholders

As at December 14, 2010 the Company had 50 shareholders of record of common stock.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance.  Our Company has not generated any revenues for the fiscal year ended October 31, 2010.  We have no history of earnings.  We cannot guarantee that we will be successful in our business operations.  We are subject to risks inherent in the establishment of a new business enterprise.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change. We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Plan of Operation

Our original plan of operation was to conduct exploration activities on one mineral claim located in the Province of Newfoundland, Canada; herein referred to as the Collins Lake property. Our exploration target was to find an ore body containing gold.  We have a minimum amount of cash and have not yet developed any producing resource properties.

We continued to hold the property until May 2010, but at the time of renewal decided that it was in our best interest to forfeit the mineral claim due to the costs associated with maintaining title to the claim.

During the fiscal year ended October 31, 2010, we entered into a Letter of Intent with vLinx, Inc.; a former potential merger candidate. Negotiations with vLinx, Inc. were terminated and no further negotiations are planned. We have been exploring alternative business opportunities, although we have not identified any new business opportunities and have no agreements related to such opportunities at this time.  Our plan of operation for the next twelve months will be to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Results of Activities

For the Years Ended October 31, 2010 and 2009

As of the date of this report, we have yet to generate any revenues from our business operations.

We had a net loss of $29,259 for the year ended October 31, 2010 compared to a net loss of $32,603 for the year ended October 31, 2009.  The change is explained below.

Operating Expenses:  Operating expenses were $29,259 and $32,603 for the years ended October 31, 2010 and 2009, respectively.  The decrease of $3,344 in operating expenses was mainly due to a decrease in legal fees associated with the filing of the Company’s Form S-1 in fiscal 2009 and mineral property costs, as the Company decided to forfeit title to the Collins Lake mineral claim during the quarter ended July 31, 2010.

As of the date of this report, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We are subject to risks inherent in the establishment of a new business enterprise.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change. We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

As of October 31, 2010 we had total assets of $2,340, comprised solely of cash.  Our liabilities totaled $34,831, resulting in a working capital deficit of $32,491 compared to $ 16,897 in total assets and total liabilities of $20,129 for the year ended October 31, 2009.  Total liabilities for the year ended October 31, 2010 were comprised of general office expenses, audit fees, legal fees, transfer agent fees and the loan payable to our President; Mr. Schlombs; while total liabilities for the year ended October 31, 2009 were comprised of audit fees, transfer agent fees and the loan payable to Mr. Schlombs.

We incurred a loss of $29,259 for the year ended October 31, 2010, and we have incurred an aggregate deficit since inception of $73,504.

Since inception we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception to October 31, 2010 was $41,013.  In addition, Mr. Schlombs has advanced a total of $28,000 to us for working capital as of October 31, 2010.  This advance will need to be repaid once funds are available.

    As at October 31, 2010 we had $2,340 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues and there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We presently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operations.  The Company's management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. There can be no assurance that the Company will be able to raise additional capital, and if the Company is unable to raise additional capital, it will unlikely be able to continue as a going concern.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  The financial statements included in this annual report have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.  If the

Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon the Company and our shareholders.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. We believe the following critical accounting policies could have the most significant effect on our reported results or require subjective or complex judgments by management.

Fair Value of Financial Instruments

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

See footnotes in the accompanying financial statements regarding recent financial accounting developments.

Recent accounting pronouncements

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

Off-Balance Sheet Arrangements

    As of October 31, 2010, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

BEARING MINERAL EXPLORATION, INC.
(an exploration stage company)

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statements of Cash Flows	F–4

Statements of Stockholders’ Deficit	F–5

Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Toronto, Ontario

We have audited the accompanying balance sheets of Bearing Mineral Exploration, Inc. as of October 31, 2010 and 2009, and the related statements of expenses, changes in stockholders’ deficit, and cash flows for the year ended October 31, 2010 and 2009 and from June 11, 2008 (inception) through October 31, 2010. These financial statements are the responsibility of Bearing Mineral’s  management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Bearing Mineral Exploration, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Bearing Mineral Exploration, Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bearing Mineral Exploration Inc., as of October 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended October 31, 2010 and 2009, and from June 11, 2008 (inception) through October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Bearing Mineral Exploration, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Bearing Mineral Exploration, Inc. has suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malone-bailey.com
Houston, Texas
December 14, 2010

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Balance Sheets

	October 31, 2010	October 31, 2009

ASSETS

Current Assets
Cash	$2,340	$16,399
Prepaid Expense	-	498

Total Assets	$2,340	$16,897

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	2,331	129
Accrued liabilities	4,500	5,000
Advance from shareholder	28,000	15,000

Total Liabilities	$34,831	$20,129

Stockholders’ Deficit

Common stock
75,000,000 shares authorized, with a $0.001 par value,
5,968,750 shares issued and outstanding	$5,969	$5,969
Additional paid-in capital	35,044	35,044
Deficit accumulated during exploration stage	(73,504)	(44,245)

Total Stockholders’ Deficit	(32,491)	(3,232)

Total Liabilities and Stockholders’ Deficit	$2,340	$16,897

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statement of Expenses

	For the Year Ended October 31, 2010	For the Year Ended October 31, 2009	For the period from June 11, 2008 (date of inception) to October 31, 2010

EXPENSES

General and administrative expenses	$29,259	$31,315		$68,708
Mineral property costs	-	1,288		4,796

Total Expenses	29,259	32,603		73,504

Net Loss	$(29,259)	$(32,603)	$	(73,504)

Loss Per Share:

Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding-

Basic and Diluted	5,968,750	5,968,750

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Deficit
For the period from June 11, 2008 (date of inception) to October 31, 2010

	Common Shares		Additional Paid-in	Deficit Cumulative During the Exploration
	Number	Par Value	Capital	Stage	Total
		$	$	$	$

Balance June 11, 2008 (Date of Inception)	–	–	–	–	–

Shares issued for cash on June 17, 2008 at $0.001 per share	3,300,000	3,300	–	–	3,300
Shares issued for cash on September 19, 2008 at $0.01 per share	2,590,000	2,590	23,310	–	25,900
Shares issued for cash on October 6, 2008 at $0.15 per share	78,750	79	11,734	–	11,813

Net loss for the year	–	–	–	(11,642)	(11,642)

Balance, October 31, 2008	5,968,750	5,969	35,044	(11,642)	29,371

Net loss for the year	–	–	–	(32,603)	(32,603)

Balance, October 31, 2009	5,968,750	5,969	35,044	(44,245)	(3,232)

Net loss for the year	–	–	–	(29,259)	(29,259)

Balance, October 31, 2010	5,968,750	5,969	35,044	(73,504)	(32,491)

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	Year Ended October 31, 2010	Year Ended October 31, 2009	For the Period From June 11, 2008 (date of inception) to October 31, 2010

CASH FROM OPERATING ACTIVITIES:

Net loss	$(29,259)	$(32,603)	$(73,504)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	1,702	(3,109)	6,831
Prepaid Expense	498	(498)	-

Net Cash Used in Operating Activities	(27,059)	(36,210)	(66,673)

CASH FROM FINANCING ACTIVITIES:

Net advances from shareholder	13,000	14,492	28,000
Proceeds from issuance of common stock	-	-	41,013

Net Cash from Financing Activities	13,000	14,492	69,013

Net increase (decrease) in Cash	(14,059)	(21,718)	2,340

Cash, Beginning	16,399	38,117	–

Cash, Ending	$2,340	$16,399	$2,340

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2010 and 2009

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

2.       Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At October 31, 2010 the Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the ability of the Company to determine the existence of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, obtain necessary financing and then profitable operations.  As of October 31, 2010, the Company has never generated any revenues and has accumulated losses of $73,504 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.       Summary of Significant Accounting Policies

a)       Use of Estimates and Assumptions

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

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2010 and 2009

3.       Summary of Significant Accounting Policies (continued)

b)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As of October 31, 2010, there are no amounts that exceed the federally insured limits.

c)       Mineral Property Costs

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

d)       Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC topic 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”). ASC topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

• Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
• Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
• Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

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

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2010 and 2009

3.       Summary of Significant Accounting Policies (continued)

e)       Income Taxes

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

f)        Loss Per Share

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

g)       Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

4.       Mineral Properties

On August 14, 2008, the Company, through its president and director, acquired title to a mineral property in the west north-west of Gander, Central Newfoundland; herein referred to as the “Collins Lake Property”. The claim is registered in the name of the president, who is holding the claim in trust on behalf of the Company. The Company paid $508 for staking fees and $3,000 for the preparation of an independent Geological Report by Richard A. Jeanne, LTD, consulting geologist.  During the fiscal year ended October 31, 2009 the Company, paid $1,288 to maintain the claim.  The Company held the property until May 2010, when the Company forfeited title to the mineral claim.

5.       Related Party Transactions

As of October 31, 2010, our President is owed $28,000 for additional working capital. The amount due is unsecured, non-interest bearing and due on demand.

6.       Common Stock

Since inception, the Company issued 3,300,000 common shares at $0.001 per share, 2,590,000 common shares at $0.01 per share and 78,750 common shares at $0.15 per share for cash proceeds of $41,013.

Bearing Mineral Exploration, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
October 31, 2010 and 2009

7.       Income Taxes

The Company has incurred net operating losses of $73,504 which expire in 2024.  The Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is $11,026 as of October 31, 2010, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely then not it will utilize the net operating losses carried forward in future years.

The reconciliation of the benefit for income taxes computed at the U.S. federal statutory rate to the Company’s effective tax rate for the years ended October 31, 2010 and 2009 is as follows:

	Year Ended October 31, 2010 $	Year Ended October 31, 2009 $

Income tax recovery at statutory rate	11,026	6,637
Change in estimates	–	–
Valuation allowance change	(11,026)	(6,637)

Provision for income taxes	–	–

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the fiscal years ended October 31, 2010 and 2009, included in this report have been audited by MaloneBailey, LLP, 10350 Richmond Avenue, Suite 800, Houston, TX 77042 as set forth in their report included herein.

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

As of October 31, 2010 we have not taken action to correct the material weaknesses identified in our disclosure controls and procedures. Once the Company is engaged in a business of merit and has sufficient personnel available, our Board of Directors will nominate an audit committee and audit committee financial expert and we will appoint additional personnel to assist with the preparation of our financial statements; which will allow for proper segregation of duties as well as additional manpower for proper documentation.

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of October 31, 2010, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. Management has identified the following weaknesses, that only when aggregated, may possibly be viewed as a material weakness in our internal control over financial reporting as of October 31, 2010:

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

    3. We did not maintain proper segregation of duties for the preparation of our financial statements – As of October 31, 2010 the majority of the preparation of financial statements was carried out by one person.  This has resulted in several deficiencies including:

a.           Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.           Lack of control over preparation of financial statements, and proper application of accounting policies.

    4. We lack sufficient information technology controls and procedures – As of
October 31, 2010, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting and disclosure controls and procedures were identified in November 2009, by our external consultants responsible for the preparation of our financial reporting package. The aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.  As of October 31, 2010 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title	Held Position Since
Gerhard Schlombs	61	President, Chief Executive and Chief Financial Officer, Secretary/Treasurer, Principal Accounting Officer and Director	June 2008

Lorne H. Brown	55	Director	October 2009

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

Code of Ethics

The Company has adopted a Code of Ethics that applies to its executive officers, including its principal executive, financial and accounting officers.   The Company’s Code of Ethics is included as an exhibit to the Company’s annual report on Form 10-K for the year ended October 31, 2009. The Company’s Code of Ethics is hereby incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers as at October 31, 2010 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Gerhard Schlombs	2010	0	0	0	0	0	0	0	0
CEO, CFO, President,	2009	0	0	0	0	0	0	0	0
Secretary/Treasurer, Principal Accounting Officer	2008	0	0	0	0	0	0	0	0

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

Securities Authorized for Issuance Under Compensatory Plans

None.

Long-Term Incentive Plan Awards

The Company presently does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to the Company’s financial performance, stock price or any other measure.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our sole executive officer, or directors or employees during the current fiscal year.  No stock options have been previously granted.

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to directors during the last completed fiscal year. Our fiscal year end is October 31, 2010.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of December 15, 2010, with the computation being based upon 5,968,750 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

2010	$7,900
2009	$9,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by MaloneBailey LLP; certified accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$-
2009	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by MaloneBailey LLP; certified accountant for tax compliance, tax advice, and tax planning was:

2010	$-
2009	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$-
2009	$-

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	December 19, 2008	3.1
3.2	Bylaws	S-1	December 19, 2008	3.2
4.1	Specimen stock certificate	S-1	December 19, 2008	4.1
10.1	Declaration of Trust of Gerhard Schlombs	S-1	December 19, 2008	10.1
14.1	Code of Ethics	10-K	January 26, 2010	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 15th day of December, 2010.

BEARING MINERAL EXPLORATION, INC.

BY:	GERHARD SCHLOMBS
Gerhard Schlombs, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a member of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: GERHARD SCHLOMBS	President	December 15th, 2010
Gerhard Schlombs	Chief Executive Officer
Chief Financial Officer
Secretary/Treasurer
Director

By: LORNE BROWN	Director	December 15th , 2010
Lorne Brown

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Articles of Incorporation	S-1	December 19, 2008	3.1
3.2	Bylaws	S-1	December 19, 2008	3.2
4.1	Specimen stock certificate	S-1	December 19, 2008	4.1
10.1	Declaration of Trust of Gerhard Schlombs	S-1	December 19, 2008	10.1
14.1	Code of Ethics	10-K	January 26, 2010	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X