Form 10-Q
period 2011-01-31
Bearing Mineral Exploration, Inc.
filed 2011-03-16
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53881

BEARING MINERAL EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

92 Wishing Well Drive
Toronto, Ontario
CANADA, M1T 1J4
(Address of principal executive offices, including zip code.)

(416) 816-6219
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]   NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]   NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,968,750 as of March 14, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-2
Statements of Expenses (Unaudited)	F-3
Statements of Cash Flows (Unaudited)	F-4
Notes to Financial Statements	F-5

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	January 31,	October 31,
	2011	2010

ASSETS

Current Assets
Cash	$1,250	$2,340
Prepaid Expense	-	-

Total Assets	$1,250	$2,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	2,180	2,331
Accrued liabilities	-	4,500
Advance from shareholder	33,000	28,000

Total Liabilities	$35,180	$34,831

Stockholders’ Deficit

Common stock
75,000,000 shares authorized, with a $0.001 par value,
5,968,750 shares issued and outstanding	$5,969	$5,969
Additional paid-in capital	35,044	35,044
Deficit accumulated during development stage	(74,943)	(73,504)

Total Stockholders’ Deficit	(33,930)	(32,491)

Total Liabilities and Stockholders’ Deficit	$1,250	$2,340

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

	Three Months		For the Period from
	Ended		June 11, 2008
	January 31,		(date of inception)
	2011	2010	to January 31, 2011

EXPENSES

General and administrative expenses	$1,439	$11,606	$70,147
Mineral property costs	-	-	4,796

Total Expenses	1,439	11,606	74,943

Net Loss	$(1,439)	$(11,606)	$(74,943)

Loss Per Share:

Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic and Diluted	5,968,750	5,968,750

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period from
	Three Months		June 11, 2008
	Ended		(date of inception)
	January 31,		to January 31,
	2011	2010	2011

CASH FROM OPERATING ACTIVITIES:

Net loss	$(1,439)	$(11,606)	$(74,943)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(4,651)	(2,245)	2,180
Prepaid expenses	-	498	-

Net Cash Used in Operating Activities	(6,090)	(13,353)	(72,763)

CASH FROM FINANCING ACTIVITIES:

Net advances from shareholder	5,000	-	33,000
Proceeds from issuance of common stock	-	-	41,013

Net Cash from Financing Activities	5,000	-	74,013

Net increase (decrease) in Cash	(1,090)	(13,353)	1,250

Cash, Beginning	2,340	16,399	–

Cash, Ending	$1,250	$3,046	$1,250

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2011

1.     Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Bearing Mineral Exploration, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2010 annual financial statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended October 31, 2010, as reported in the Form 10-K, have been omitted.

2.     Recent Issued Accounting Pronouncements

We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financials position or cash flow.

3.     Going Concern

As of January 31, 2011, the Company has never generated any revenues and has accumulated losses of $74,943 since inception.  The Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

4.     Related Party Transactions

As of January 31, 2011, our President had advanced an aggregate of $33,000 to the Company for additional working capital.  The amount advanced is unsecured, non-interest bearing and due on demand.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    As used in this quarterly report the terms “we”, “us”, “our”, and the “Company” means Bearing Mineral Exploration, Inc., unless otherwise indicated.

General

We were incorporated in the State of Nevada on June 11, 2008. We maintain our statutory registered agent’s office at 1802 North Carson Street, Suite 212, Carson City, Nevada, 89701 and our corporate office is located at 92 Wishing Well Drive, Toronto, ON Canada, M1T 1J4.

We are a development stage corporation and have not yet realized any revenues from our business operations.  A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of business acquisition and furthering its business plan.  Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues from our business operations and we expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern.  Accordingly, we will need to raise cash from sources other than internal revenues.

Our original plan of operation was to conduct exploration activities on one mineral claim located in the Province of Newfoundland, Canada; herein referred to as the Collins Lake property. Our exploration target was to find an ore body containing gold.  Due to our inability to commence exploration work on a timely basis, and due to the costly fees associated with maintaining title to the mineral claim, we decided to forfeit title to the mineral claim in May 2010. Alternatively, we have been exploring new business opportunities.

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

Limited Operating History; Need for Additional Capital

    There is limited historical financial information about Bearing Mineral Exploration, Inc. upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change.  We have limited capital resources and there is no assurance that future financing will be available to our Company on acceptable terms, which may result in possible delays in the exploitation of business opportunities.

If additional capital is required we will raise funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

For the three months ended January 31, 2011 compared to January 31, 2010

    As of the date of this report, we have yet to generate any revenues from our business operations.

    We had a net loss of $1,439 for the period ended January 31, 2011 compared to a net loss of $11,606 for the same period ended January 31, 2010. The change is explained below.

Operating Expenses:  Operating expenses were $1,439 and $11,606 for the periods ended January 31, 2011 and 2010, respectively.  In the three months ended January 31, 2011, operating expenses decreased by $10,167. The decrease was primarily attributable to a decrease in transfer agent and filing fees, as during the three months ended January 31, 2010, the Company paid $11,150 in transfer agent fees and filing fees; $10,000 of which was related to fees associated with filing application for listing with FINRA.

During the period ended January 31, 2011, much of the Company’s resources were directed at maintaining the Company in good standing and locating new business opportunities.  To date, the Company has not identified any new business opportunities and has no agreements related to such opportunities.

Liquidity and Capital Resources

As of January 31, 2011 we had $1,250 in total assets, comprised solely of cash.  Our liabilities totalled $35,180, resulting in a working capital deficit of $33,930 compared to $2,340 in total assets and total liabilities of $34,831 for a working capital deficit of $32,491 as of October 31, 2010.  Total liabilities for the period ended January 31, 2011 were comprised of general office expenses, legal fees, transfer agent fees and the loan payable to our President; Mr. Schlombs, while total liabilities for the year ended October 31, 2010 were comprised of general office expenses, audit fees, legal fees, transfer agent fees and the loan payable to Mr. Schlombs.

We incurred a loss of $1,439 for the three months ended January 31, 2011 and have incurred an aggregate deficit since inception of $74,943.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our President and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

Since inception we have used our common stock to raise money for the mineral property acquisition, corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares since inception to January 31, 2011 was $41,013.  To date, our President, Gerhard Schlombs has advanced a total of $33,000 to us for working capital. This advance will need to be repaid once funds are available. There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

We do not believe we have sufficient funds to meet our cash requirements for the next twelve months. As we have yet to commence operations, and have not generated any revenues, there can be no assurance that we can generate significant revenues from operations.  During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

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

Going Concern

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued financial support from our stockholders, our ability to obtain necessary equity financing to continue operations, and achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Because we have a working capital deficit, have not generated any revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended October 31, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

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

ITEM 4.          (REMOVED AND RESERVED).

ITEM 5.          OTHER INFORMATION.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities and Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 14th day of March 2011.

BEARING MINERAL EXPLORATION, INC.
(Registrant)

BY:	GERHARD SCHLOMBS
Gerhard Schlombs
President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer and member of the Board of Directors

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