Form 10-Q
period 2011-04-30
Bearing Mineral Exploration, Inc.
filed 2011-06-10
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,968,750 as of June 7, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-2
Statements of Expenses (Unaudited)	F-3
Statements of Cash Flows (Unaudited)	F-4
Notes to Financial Statements	F-5

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	April 30, 2011	October 31, 2010

ASSETS

Current Assets
Cash	$934	$2,340
Prepaid Expense	-	-

Total Assets	$934	$2,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	4,219	2,331
Accrued liabilities	-	4,500
Advance from shareholder	33,000	28,000

Total Liabilities	$37,219	$34,831

Stockholders’ Deficit

Common stock
75,000,000 shares authorized, with a $0.001 par value,
5,968,750 shares issued and outstanding	$5,969	$5,969
Additional paid-in capital	35,044	35,044
Deficit accumulated during development stage	(77,298)	(73,504)

Total Stockholders’ Deficit	(36,285)	(32,491)

Total Liabilities and Stockholders’ Deficit	$934	$2,340

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		For the Period from June 11, 2008 (date of inception)
	2011	2010	2011	2010	to April 30, 2011

EXPENSES

General and administrative expenses	$2,355	$6,300	$3,794	$17,906	$72,502
Mineral property costs	-	-	-	-	4,796

Total Expenses	2,355	6,300	3,794	17,906	77,298

Net Loss	$(2,355)	$(6,300)	$(3,794)	$(17,906)	$(77,298)

Loss Per Share:

Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding

Basic and Diluted	5,968,750	5,968,750	5,968,750	5,968,750

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,		For the Period from June 11, 2008 (date of inception) to April 30,
	2011	2010	2011

CASH FROM OPERATING ACTIVITIES:

Net loss	$(3,794)	$(17,906)	$(77,298)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(2,612)	(4,173)	4,219
Prepaid expenses	-	498	-

Net Cash Used in Operating Activities	(6,406)	(21,581)	(73,079)

CASH FROM FINANCING ACTIVITIES:

Net advances from shareholder	5,000	10,000	33,000
Proceeds from issuance of common stock	-	-	41,013

Net Cash Provided by Financing Activities	5,000	10,000	74,013

Net increase (decrease) in Cash	(1,406)	(11,581)	934

Cash, Beginning	2,340	16,399	–

Cash, Ending	$934	$4,818	$934

The accompanying notes are an integral part of these financial statements

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011

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

3.     Going Concern

As of April 30, 2011, the Company has never generated any revenues and has accumulated losses of $77,298 since inception.   The Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

4.     Related Party Transactions

As of April 30, 2011, our President had advanced an aggregate of $33,000 to the Company for additional working capital.  The amount advanced is unsecured, non-interest bearing and due on demand.

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

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Bearing Mineral Exploration, Inc. upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change.  We have limited capital resources and there is no assurance that future financing will be available to our Company on acceptable terms, which may result in possible delays in the exploitation of business opportunities and have an adverse effect on our financial position, results of operation and/or cash flows.

If additional capital is required we will raise funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

For the six months ended April 30, 2011 compared to April 30, 2010 and for the three months ended April 30, 2011 compared to April 30, 2010

For the six months ended April 30, 2011 and 2010: We had a net loss of $3,794 for the six months ended April 30, 2011 compared to a net loss of $17,906 for the six month period ended April 30, 2010.  Operating expenses were $3,794 and $17,906 for the periods ended April 30, 2011 and 2010, respectively.  In the six months ended April 30, 2011, operating expenses decreased by $14,112.  The decrease was primarily attributable to a decrease in transfer agent and filing fees, legal fees and office expenses. During the six months ended April 30, 2010, the Company paid an additional $12,924 in transfer agent and filing fees, an additional $300 in legal fees, and an additional $786 in office expenses. The majority of those fees were associated with the Company filing application for listing with FINRA during the period.

For the three months ended April 30, 2011 and 2010: We had a net loss of $2,355 for the three months ended April 30, 2011 compared to a net loss of $6,300 for the period ended April 30, 2010.  Operating expenses were $2,355 and $6,300 for the three month periods ended April 30, 2011 and 2010, respectively.  In the three months ended April 30, 2011, operating expenses decreased by $3,945. This was primarily a result of decreased transfer agent and filing fees and office expenses as compared to the three months ended April 30, 2010.  During the three months ended April 30, 2010, the Company paid an additional $2,394 in transfer agent fees and filing fees related to the termination and start up charges associated with changing transfer agents and the filing of insider reports on EDGAR.  Office expenses in the 2010 period were $754 greater as a result of annual corporate filings with the Nevada Secretary of State.

During the period ended April 30, 2011, much of the Company’s resources were directed at maintaining the Company in good standing.   As of the date of this report, we have yet to generate any revenues from our business operations.

Liquidity and Capital Resources

As of April 30, 2011 we had $934 in total assets, comprised solely of cash.  Our liabilities totalled $37,219, resulting in a working capital deficit of $36,285 compared to $2,340 in total assets and total liabilities of $34,831 for a working capital deficit of $32,491 as of October 31, 2010.  Total liabilities for the period ended April 30, 2011 were comprised of  accounts payable items totalling $4,219 and  the loan of $33,000 payable to our President; Mr. Schlombs, while total liabilities for the year ended October 31, 2010 were comprised of accounts payable items of $2,331, accrued liabilities of $4,500 and the $28,000 loan payable to Mr. Schlombs.

We incurred a loss of $3,794 for the six months ended April 30, 2011 and have incurred an aggregate deficit since inception of $77,298.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our President and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

Since inception we have used our common stock to raise money for the mineral property acquisition, corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares since inception to April 30, 2011 was $41,013.  To date, our President, Gerhard Schlombs has advanced a total of $33,000 to us for working capital. This advance will need to be repaid once funds are available. There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceedings or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities and Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 7th day of June 2011.

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