Form 10-Q
period 2011-07-31
Bearing Mineral Exploration, Inc.
filed 2011-09-08
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,968,750 as of September 6, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

Balance Sheets (Unaudited)	F-2
Statements of Expenses (Unaudited)	F-3
Statements of Cash Flows (Unaudited)	F-4
Notes to Financial Statements	F-5

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31,	October 31,
	2011	2010

ASSETS

Current Assets:
Cash	$1,093	$2,340

Total Assets	$1,093	$2,340

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	2,303	2,331
Accrued liabilities	-	4,500
Advance from shareholder	37,000	28,000

Total Liabilities	$39,303	$34,831

STOCKHOLDERS' DEFICIT

Common Stock
75,000,000 shares authorized, with a $0.001 par value,
5,968,750 shares issued and outstanding
as of 07/31/11 and 10/31/10 respectively	$5,969	$5,969
Additional Paid-in Capital	35,044	35,044
Deficit Accumulated During the Development Stage	(79,223)	(73,504)

Total Stockholders’ Deficit	(38,210)	(32,491)

Total Liabilities and Stockholders' Deficit	$1,093	$2,340

The accompanying notes are an integral part of these unaudited financial statements.

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					For the Period From
					June 11, 2008
	Three Months Ended July 31,		Nine Months Ended July 31,		( inception)
	2011	2010	2011	2010	to July 31, 2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES

General and administrative expenses	1,925	4,756	5,719	22,662	74,427
Mineral property costs	-	-	-	-	4,796

Total Expenses	1,925	4,756	5,719	22,662	79,223

NET LOSS	$(1,925)	$(4,756)	$(5,719)	$(22,662)	$(79,223)

LOSS PER SHARE:
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Shares Outstanding - Basic and Diluted	5,968,750	5,968,750	5,968,750	5,968,750

The accompanying notes are an integral part of these unaudited financial statements.

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period From
			June 11, 2008
	Nine Months Ended July 31,		(inception)
	2011	2010	to July 31, 2011

CASH FROM OPERATING ACTIVITIES:

Net loss	$(5,719)	$(22,662)	$(79,223)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	(4,528)	(1,585)	2,303
Prepaid expenses	-	498	-

Net Cash Used by Operating Activities	(10,247)	(23,749)	(76,920)

CASH FROM FINANCING ACTIVITIES:
Net advances from shareholder	9,000	10,000	37,000
Proceeds from issuance of common stock	-	-	41,013

Net Cash Provided By (Used In) Financing Activities	9,000	10,000	78,013

Net Increase (decrease) in Cash	(1,247)	(13,749)	1,093

Cash, Beginning	$2,340	$16,399	$-

Cash, Ending	$1,093	$2,650	$1,093

The accompanying notes are an integral part of these unaudited financial statements.

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Notes to the Financial Statements
July 31, 2011

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

3.     Going Concern

As of July 31, 2011, the Company has never generated any revenues and has accumulated losses of $79,223 since inception.   The Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

4.     Related Party Transactions

As of July 31, 2011, our President had advanced an aggregate of $37,000 to the Company for additional working capital.  The amount advanced is unsecured, non-interest bearing and due on demand.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We have no employees and own no property.  We have no monthly rent, nor do we accrue any expense for monthly rent.  Gerhard Schlombs, our president, chief financial officer and director, provides us his office in which we conduct business on our behalf.  Mr. Schlombs does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.  We are defined as a “shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition of an operating entity. We have no assets other than $1,093 in cash and no operations.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Bearing Mineral Exploration, Inc. upon which to base an evaluation of our performance.  We are a development stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of business opportunities.  We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change.

We have limited capital resources and there is no assurance that future financing will be available to our Company on acceptable terms.If additional capital is required we will raise funds by issuing debt and/or equity securities although we have no current arrangements or agreements to such financings at this time. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

At July 31, 2011 we had total assets of $1,093, comprised solely of cash.  Our liabilities totalled $39,303, resulting in a working capital deficit of $38,210 compared to $2,340 in total assets and total liabilities of $34,831 at October 31, 2010.  Total liabilities for the period ended July 31, 2011 were comprised of  accounts payable items totalling $2,303 and  the loan of $37,000 payable to our president; Mr. Schlombs, while total liabilities for the year ended October 31, 2010 were comprised of accounts payable items of $2,331, accrued liabilities of $4,500 and the $28,000 loan payable to Mr. Schlombs.

We incurred a loss of $5,719 for the nine months ended July 31, 2011 and have incurred an aggregate deficit since inception of $79,223.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our president and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

Since inception we have used our common stock to raise money for the mineral property acquisition, corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares since inception to July 31, 2011 was $41,013.  To date, our president, Gerhard Schlombs has advanced a total of $37,000 to us for working capital. This advance will need to be repaid once funds are available. There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

Plan of Operations

We are a development stage corporation and have not yet realized any revenues from our business operations.  A development stage corporation is one engaged in the search of business opportunities, successful negotiation and closing of business acquisition and furthering its business plan.

Our plan of operation for the next three months will be to:  (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Results of Operations

For the nine months ended July 31, 2011 compared to July 31, 2010 and for the three months ended July 31, 2011 compared to July 31, 2010

For the nine months ended July 31, 2011 and 2010: We had a net loss of $5,719 for the nine months ended July 31, 2011 compared to a net loss of $22,662 for the nine month period ended July 31, 2010.  Operating expenses were $5,719 and $22,662 for the periods ended July 31, 2011 and 2010, respectively.  In the nine months ended July 31, 2011, operating expenses decreased by $16,943.  The decrease was primarily attributable to a decrease in legal fees, transfer agent and filing fees, and office expenses. During the nine months ended July 31, 2010, the Company paid an additional $2,372 in legal fees for the due diligence investigation of a former possible merger candidate, an additional $12,998 in transfer agent and filing fees, an additional $550 in accounting and administration, an additional $101 in bank fees and an additional $922  in office expenses. Aside from legal expenses, the majority of those fees were associated with the Company filing application for listing with FINRA during the period.

For the three months ended July 31, 2011 and 2010: We had a net loss of $1,925 for the three months ended July 31, 2011 compared to a net loss of $4,756 for the period ended July 31, 2010.  Operating expenses were $1,925 and $4,756 for the three month periods ended July 31, 2011 and 2010, respectively.  In the three months ended July 31, 2011, operating expenses decreased by $2,831. This was primarily a result of decreased accounting and administrative fees and legal fees as compared to the three months ended July 31, 2010.  During the three months ended July 31, 2010, the Company paid an additional $2,072 in legal fees related to the due diligence investigation of a former possible merger candidate, and an additional $550 for accounting and administration, an additional $136 for office expenses and an additional $73 towards transfer agent and filing fees.

During the period ended July 31, 2011, much of the Company’s resources were directed at maintaining the Company in good standing.   As of the date of this report, we have yet to generate any revenues from our business operations. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities.  Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

Going Concern Uncertainties

As of the date of this quarterly report, there is doubt about our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations.   The financial statements included in this quarterly report have been prepared on the going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.  If we are not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

Our future success and viability, therefore, are dependent upon our ability to generate capital financing.  The failure to generate sufficient revenues or raise additional capital may have a material and adverse effect upon us and our shareholders.

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

Off Balance Sheet Arrangements

At July 31, 2011, we have no off balance sheet arrangements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities and Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 6th day of September 2011.

BEARING MINERAL EXPLORATION, INC.
(Registrant)

BY:	GERHARD SCHLOMBS
/s/ Gerhard Schlombs
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