Form 10-K
period 2011-10-31
Bearing Mineral Exploration, Inc.
filed 2011-12-16
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the fiscal year ended October 31, 2011

Commission File Number: 000-53881

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

Large Accelerated Filer		Accelerated Filer	
Non-accelerated Filer		Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     YES ☒     NO 

The aggregate market value of the voting common stock held by non-affiliates (2,668,750 shares of voting common stock) computed at $1.05 per common share, on the date that the common stock was last sold was $2,802,188, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are “affiliates”.  At December 13, 2011, there were 5,968,750 shares of the Registrant’s common stock outstanding.

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

Due to our inability to commence our exploration work on a timely basis, and due to the costly fees associated with maintaining title to the mineral claim, during the fiscal year ended 2010, our President decided that it was in our best interest to forfeit title to the Collins Lake property.  Alternatively, we have been exploring new business opportunities.

We have no revenue and have accumulated losses since inception of $86,378.  We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern.  In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital; which may likely involve the further issuance of capital stock, and the success of our future operations.

We have no employees and own no property. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. We are defined as a "shell company” whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. We have no assets other than $3,310 in cash and no operations.

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

We anticipate that we will contact broker/dealers and other persons with whom our sole officer and our directors are acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us.  No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on the Bulletin Board on a stock exchange. We anticipate that the business opportunities presented to us will:

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

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our sole officer and our directors would not thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

Depending upon the nature of the transaction, our sole officer and our directors may resign from their positions in connection with our acquisition of a business opportunity.

In the event of such a resignation, our sole officer and our directors would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our sole officer and our directors, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our sole officer or our directors are currently affiliated.

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

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and directors to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and our directors, who are not professional business analysts.

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

As part of our investigation, our sole officer and our directors:

-	may meet personally with management and key personnel,
-	may visit and inspect material facilities,
-	obtain independent analysis or verification of certain information provided,

-	check references of management and key personnel, and
-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Benefits of a Merger or Acquisition with Us

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

Implementing such structure may require a merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole officer and our directors may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

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

We anticipate that we, and/or our sole officer, directors and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a definitive binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

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

Specifically, we intend to conduct our activities so as to avoid being classified as an Investment Company under the Investment Company Act of 1940 (“Investment Act”), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

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

Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933, as amended (the “Act”). If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

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

ITEM 2.                        PROPERTIES

We own no real property.  We currently maintain limited office space at 92 Wishing Well Drive, Toronto, Ontario, Canada, M1T 1J4.  We have no monthly rent, nor do we accrue any expense for monthly rent.  Mr. Schlombs, our president, chief financial officer and director, provides us with office space in which we conduct business on our behalf.  Mr. Schlombs does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented.

ITEM 3.                        LEGAL PROCEEDINGS

None.

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

Our shares of common stock are issued in registered form.  Signature Stock Transfer, Inc., 2220 Coit Road, Suite 480, Plano, TX 75075; Telephone: (972) 612-4120; Facsimile: (972) 612-4122 is the transfer agent for our common shares.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB.  The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year	High Bid	Low Bid
2011
Fourth Quarter 08-1-11 to 10-31-11	1.05	1.05
Third Quarter 05-1-11 to 07-31-11	1.75	1.01
Second Quarter 02-1-11 to 04-30-11	0.85	0.85
First Quarter 11-1-10 to 01-31-11	0.90	0.65

Fiscal Year	High Bid	Low Bid
2010
Fourth Quarter 08-1-10 to 10-31-10	0.65	0.32
Third Quarter 05-1-10 to 07-31-10	0.59	0.27
Second Quarter 02-1-10 to 04-30-10	0.45	0.15
First Quarter 11-1-09 to 01-31-10	0.15	0.15

Shareholders

As at December 13, 2011 the Company had 50 shareholders of record of common stock, including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.  The beneficial owners of such shares are not known to the Company.

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

We have limited resources and there is no assurance that future financing will be available to us on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Liquidity and Capital Resources

At October 31, 2011 we had total assets of $3,310, comprised solely of cash.  Our liabilities totaled $48,675, resulting in a working capital deficit of $45,365 compared to $2,340 in total assets, total liabilities of $34,831 and a working capital deficit of $32,491 for the year ended October 31, 2010.

Total liabilities for the year ended October 31, 2011 were comprised of accounts payable items for general office expenses, legal fees and transfer agent fees, accrued liabilities for fees associated with the audit of our 2011 financial statements and the loan payable to our President; Mr. Schlombs.  Total liabilities for the year ended October 31, 2010 were comprised of general office expenses, audit fees, legal fees, transfer agent fees and the loan payable to our President; Mr. Schlombs.

We incurred a loss of $12,874 for the year ended October 31, 2011, and we have incurred an aggregate deficit since inception of $86,378.

Since inception we have used our common stock to raise money for the mineral property acquisition, for corporate expenses and to repay outstanding indebtedness.  Net cash provided by the sale of shares from inception to October 31, 2011 was $41,013.

At October 31, 2011, the amount of $42,000 is due to our President for funds advanced towards working capital. This loan is unsecured, non- interest bearing and due on demand. There can be no assurance that funds will be advanced as required or that other methods of financing will be available or accessible on reasonable terms.
At October 31, 2011 we had $3,310 in cash remaining in our treasury.  We do not have enough money to meet our cash requirements for the next twelve months, as we have yet to commence operations and have not generated any revenues. During the next twelve months we expect to incur indebtedness for administrative and professional charges associated with preparing, reviewing, auditing and filing our financial statements and our periodic and other disclosure documents to maintain the Company in good standing.

We presently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operations.  The Company's management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. We do not have any arrangements in place for any future financing at this time.

Plan of Operation

Our original plan of operation was to conduct exploration activities on the Collins Lake property located in the Province of Newfoundland, Canada.  Our exploration target was to find an ore body containing gold.  We continued to hold the property until May 2010, but at the time of renewal decided that it was in our best interest to forfeit the mineral claim due to the costs associated with maintaining title to the claim.

Our plan of operation over the next twelve months is to raise additional capital to maintain the Company in good standing and to explore new business opportunities.  It is the intent of the Company to: (i) consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine.

As a result of our limited resources, we expect to target only a single business combination.  Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business.  Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Any new business opportunities will likely require additional capital. We anticipate that additional funding will be in the form of debt financing or equity financing from the sale of our common stock. However, we have no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses.  We do not have any arrangements in place for any future equity financing.

Our sole officer and our directors are available to devote a limited portion of their time to our affairs on a part-time basis.  We expect to use outside consultants, accountants and attorneys as necessary.  We do not anticipate hiring any full time employees as long as we are seeking and evaluating business opportunities.

Results of Activities

For the Years Ended October 31, 2011 and 2010

We did not generate any revenues during the fiscal years ended October 31, 2011 and 2010.  We had a net loss of $12,874 for the year ended October 31, 2011 compared to a net loss of $29,259 for the year ended October 31, 2010.  The change is explained below.

Operating Expenses:  Operating expenses were $12,874 and $29,259 for the years ended October 31, 2011 and 2010, respectively.  The decrease of $16,385 in operating expenses during the year ended October 31, 2011 was mainly due to a decrease in legal fees incurred in fiscal 2010 in connection with the due diligence investigation of a former prospective merger candidate and a decrease in transfer agent and filing fees incurred in 2010 associated with the Company filing application for listing with FINRA.  We anticipate our operating expenses will increase as we enhance our operations.

As of October 31, 2011, we have not generated any revenues.  As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

We have limited resources and there is no assurance that future financing will be available to our Company on acceptable terms. These conditions could further impact our business and have an adverse effect on our financial position, results of operations and/or cash flows.

Going Concern Uncertainties

As of the date of this annual report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments.  The financial statements included in this annual report have been prepared on the going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business.  If we are not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

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

Use of Estimates:  The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.

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

Recent accounting pronouncements

None.

Off-Balance Sheet Arrangements

As of October 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

BEARING MINERAL EXPLORATION, INC.
(a Development Stage Company)

Index

Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Expenses	F–3

Statement of Stockholders’ Deficit	F–4

Statements of Cash Flows	F–5

Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Toronto, Ontario

We have audited the accompanying balance sheets of Bearing Mineral Exploration, Inc., (a Development Stage Company) (the “Company”) as of October 31, 2011 and 2010, and the related statements of expenses, changes in stockholders' deficit, and cash flows for each of the years ended October 31, 2011 and 2010 and from June 11, 2008 (inception) through October 31, 2011.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2011 and 2010, and the results of its operations, and its cash flows for the years ended October 31, 2011 and 2010 and from June 11, 2008 (inception) through October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

December 13, 2011

BEARING MINERAL EXPLORATION, INC.
(A Development Stage Company)
BALANCE SHEETS

	October 31,	October 31,
	2011	2010

ASSETS

Current Assets:
Cash	$3,310	$2,340

Total Assets	$3,310	$2,340

LIABILITIES

Current Liabilities:
Accounts payable	$2,175	$2,331
Accrued liabilities	4,500	4,500
Advance from shareholder	42,000	28,000

Total Liabilities	48,675	34,831

STOCKHOLDERS' DEFICIT

Common Stock
75,000,000 shares authorized, with a $0.001 par value
Issued and outstanding: 5,968,750 shares as of October 31, 2011
and October 31, 2010 respectively	5,969	5,969

Additional Paid-in Capital	35,044	35,044

Deficit Accumulated During the Development Stage	(86,378)	(73,504)

Total Stockholders' Deficit	(45,365)	(32,491)

Total Liabilities and Stockholders' Deficit	$3,310	$2,340

The accompanying notes are an integral part of these audited financial statements

BEARING MINERAL EXPLORATION, INC.
(A Development Stage Company)
STATEMENTS OF EXPENSES

	For the Year Ended October 31,	For the Year Ended October 31,	For the Period From June 11, 2008 (date of inception)
	2011	2010	to October 31, 2011

EXPENSES

General and administrative expenses	$12,874	$29,259	$81,582
Mineral property costs	-	-	4,796
Total Expenses	12,874	29,259	86,378

NET LOSS	$(12,874)	$(29,259)	$(86,378)

LOSS PER SHARE:

Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic and Diluted	5,968,750	5,968,750

The accompanying notes are an integral part of these audited financial statements

BEARING MINERAL EXPLORATION, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Period from June 11, 2008 (date of inception) to October 31, 2011

				Deficit
				Accumulated
	Common Shares		Additional	During the
			Paid-in	Development
	Number	Par Value	Capital	Stage	Total
		$	$	$	$

Balance June 11, 2008 (date of inception)	-	-	-	-	-

Shares issued for cash on June 17, 2008 at $0.001 per share	3,300,000	3,300	-	-	3,300

Shares issued for cash on September 19, 2008 at $0.01 per share	2,590,000	2,590	23,310	-	25,900

Shares issued for cash on October 6, 2008 at $0.15 per share	78,750	79	11,734	-	11,813

Net loss for the year	-	-	-	(11,642)	(11,642)
				.
Balance, October 31, 2008	5,968,750	5,969	35,044	(11,642)	29,371

Net loss for the year	-	-	-	(32,603)	(32,603)

Balance, October 31, 2009	5,968,750	5,969	35,044	(44,245)	(3,232)

Net loss for the year	-	-	-	(29,259)	(29,259)

Balance, October 31, 2010	5,968,750	5,969	35,044	(73,504)	(32,491)

Net loss for the year	-	-	-	(12,874)	(12,874)

Balance, October 31, 2011	5,968,750	5,969	35,044	(86,378)	(45,365)

The accompanying notes are an integral part of these audited financial statements

BEARING MINERAL EXPLORATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended October 31,	Year Ended October 31,	For the Period From June 11, 2008 (date of inception)
	2011	2010	to October 31, 2011

CASH FROM OPERATING ACTIVITIES:

Net loss	$(12,874)	$(29,259)	$(86,378)
Adjustments to reconcile net loss to net cash provide used in operating activities:
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(156)	1,702	6,675
Prepaid expenses	-	498	-

Net Cash Used in Operating Activities	(13,030)	(27,059)	(79,703)

CASH FROM FINANCING ACTIVITIES:

Net advances from shareholder	14,000	13,000	42,000
Proceeds from issuance of common stock	-	-	41,013

Net Cash Provided by Financing Activities	14,000	13,000	83,013

NET INCREASE (DECREASE) IN CASH	970	(14,059)	3,310

CASH, BEGINNING	2,340	16,399	-

CASH, ENDING	$3,310	$2,340	$3,310

The accompanying notes are an integral part of these audited financial statements

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2011 and 2010

1.      Nature and Continuance of Operations

Bearing Mineral Exploration, Inc. (“we”, “our” or the “Company”) was incorporated in the state of Nevada on June 11, 2008. The Company is a Development Stage Company, as defined by ASC 915 “Development Stage Entities”.  The Company’s principal business plan up to May 2010 was to acquire, explore and develop mineral properties and ultimately seek out earnings by exploiting mineral claims. The Company is now seeking alternative business opportunities and is furthering its business plan.

2.      Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  At October 31, 2011 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations, to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of October 31, 2011, the Company has never generated any revenues and has accumulated losses of $86,378 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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
October 31, 2011 and 2010

3.      Summary of Significant Accounting Policies (continued)

   b)        Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements.  As of October 31, 2011, there are no amounts that exceed the federally insured limits.

   c)        Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC topic 820, “Fair Value Measurements and Disclosures.” ASC topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2011 and 2010

3.      Summary of Significant Accounting Policies (continued)

   d)        Income Taxes

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

   e)        Loss Per Share

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

   f)        Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

4.      Related Party Transactions

As of October 31, 2011, our President is owed $42,000 for additional working capital. The amount is unsecured, non-interest bearing and due on demand.

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Notes to the Financial Statements
October 31, 2011 and 2010

5.      Common Stock

Since inception, the Company issued 3,300,000 common shares at $0.001 per share, 2,590,000 common shares at $0.01 per share and 78,750 common shares at $0.15 per share for cash proceeds of $41,013.

6.      Income Taxes

The Company has incurred net operating losses of $86,378 which expire in fiscal years ended 2023 through 2031.  The Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is $12,957 as of October 31, 2011, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The reconciliation of the benefit for income taxes computed at the U.S. federal statutory rate to the Company’s effective tax rate for the years ended October 31, 2011 and 2010 is as follows:

	Year Ended October 31, 2011	Year Ended October 31, 2010
	$	$

Income tax recovery at statutory rate	12,957	11,026
Valuation allowance change	(12,957)	(11,026)

Net deferred tax asset	–	–

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-K.  Our financial statements for the fiscal years ended October 31, 2011 and 2010, included in this report have been audited by MaloneBailey, LLP, 10350 Richmond Avenue, Suite 800, Houston, TX 77042 as set forth in their report included herein.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer/Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer/ Principal Financial Officer have concluded that our disclosure controls and procedures are not effective, due to the deficiencies in our internal controls over financial reporting described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of October 31, 2011, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal control and may be considered to be material weaknesses.

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

3.
We did not maintain proper segregation of duties for the preparation of our financial statements – As of October 31, 2011 the majority of the preparation of financial statements was carried out by one person.  This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.
We lack sufficient information technology controls and procedures – As of October 31, 2011, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting and disclosure controls and procedures were identified in November 2009, by our external consultants responsible for the preparation of our financial reporting package.Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

As of October 31, 2011 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting.Once the Company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Title	Held Position Since

Gerhard Schlombs	62	President, Principal Executive and Principal Financial Officer, Secretary/Treasurer, Principal Accounting Officer and Director	June 2008
Lorne H. Brown	56	Director	October 2009

Gerhard Schlombs, President, Principal Executive Officer, Principal Financial Officer, Secretary, Treasurer & Director

Gerhard Schlombs has been our President, Principal Executive and Principal Financial Officer, Secretary, Treasurer, Principal Accounting Officer and director since inception on June 11, 2008. Since January 1999, Mr. Schlombs has been the sole proprietor of “Dick’s Home Improvements” a private renovation and design company in Toronto, Ontario, Canada.

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

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Schlombs and Mr. Brown have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii)	Engaging in any type of business practice; or

	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.  To the best of our knowledge, all such reports as required were filed on a timely basis in compliance with Section 16(a).

Audit Committee and Audit Committee Financial Expert

There is no separately-designated standing audit committee.  The board of directors acts as the audit committee.  The board of directors does not have an independent “financial expert” because it does not believe that the scope of  activities to date has justified the expenses involved in obtaining such a financial expert.  In addition, our common stock is not listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

Nominating Committee

We do not currently have a standing nominating committee.  Our board of directors performs the functions that would customarily be performed by a nominating committee.  Our board of directors does not believe a separate nominating committee is required at this time due to our size and scope of  business operations and the limited resources of the Company.

Our stockholders may recommend candidates for nomination as directors.  Any such recommendations must include the nominee’s name, home and business addresses and other contact information, detailed biographical data, and qualifications for board membership, along with information regarding any relationships between the candidate and us within the last three fiscal years.  Any such future recommendations should be sent to: Bearing Mineral Exploration, Inc., 92 Wishing Well Drive, Toronto, ON, M1T 1J4, Attn:  President.

There have been no recommended nominees from our stockholders.  We do not pay any fees to third parties to evaluate or identify potential nominees.

Code of Ethics

We have adopted a code of ethics that applies to our executive officers, including our principal executive, principal financial and accounting officers.   Our code of ethics is included as an exhibit to our annual report on Form 10-K for the year ended October 31, 2009.  Our code of ethics is hereby incorporated by reference.

ITEM 11.                      EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers as at October 31, 2011 for all services rendered in all capacities to us during the last three completed fiscal years.

Executive Officer Compensation Table
						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Gerhard Schlombs	2011	0	0	0	0	0	0	0	0
Principal Executive Officer,
Principal Financial Officer,	2010	0	0	0	0	0	0	0	0
President, Secretary,
Treasurer, and Principal Accounting Officer	2009	0	0	0	0	0	0	0	0

Employment Agreements

There are no employment agreements with our sole officer and none are being contemplated.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our sole officer.

Securities Authorized for Issuance Under Compensatory Plans

None.

Long-Term Incentive Plan Awards

We do not presently have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, stock price or any other measure.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our sole executive officer, or directors or employees during the current fiscal year.  No stock options have been previously granted.

Compensation of Directors

The following table sets forth information with respect to compensation paid by us to directors during the last completed fiscal year; October 31, 2011.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Fees
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Gerhard Schlombs	0	0	0	0	0	0	0
Lorne Brown	0	0	0	0	0	0	0

There are no standard arrangements pursuant to which our directors are compensated for services provided as directors.  No additional amounts are payable to our directors for committee participation or special assignments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial shareholdings of those persons or entities who beneficially hold five percent or more of the Company’s common stock, and our directors and executive officers as a group, as of December 13, 2011, with the computation being based upon 5,968,750 shares of common stock being outstanding.  Each person has sole voting and investment power with respect to the shares of common stock shown and all ownership is of record and beneficial.

	Direct Amount of		Percent
Name of Beneficial Owner	Beneficial Owner	Position	of Class
Gerhard Schlombs [1]	3,300,000	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director	55.29%

All Officers and Directors as a
Group (1 Person)	3,300,000		55.29%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of the Company’s securities, which may result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Business Relationships

Mr. Schlombs, our president, principal executive officer, principal financial officer and director, provides us with office space in which we conduct business on our behalf.  Mr. Schlombs does not receive any remuneration for the use of this facility or time spent on behalf of us.

At October 31, 2011, our president advanced $42,000  to us towards working capital (October 31, 2010 - $28,000).

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

2011	$8,400
2010	$7,900

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by MaloneBailey LLP; certified accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$-
2010	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by MaloneBailey LLP; certified accountant for tax compliance, tax advice, and tax planning was:

2011	$-
2010	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$-
2010	$-

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 13th day of December, 2011.

BEARING MINERAL EXPLORATION, INC.

BY:	/s/ GERHARD SCHLOMBS
Gerhard Schlombs, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and a member of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ Gerhard Schlombs	President	December 13th, 2011
Gerhard Schlombs	Principal Executive Officer
Principal Financial Officer
Secretary/Treasurer
Director

By: /s/ Lorne Brown	Director	December 13th, 2011
Lorne Brown

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation	S-1	December 19, 2008	3.1

3.2	Bylaws	S-1	December 19, 2008	3.2

4.1	Specimen stock certificate	S-1	December 19, 2008	4.1

10.1	Declaration of Trust of Gerhard Schlombs	S-1	December 19, 2008	10.1

14.1	Code of Ethics	10-K	January 26, 2010	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X