Form 10-Q
period 2012-01-31
Bearing Mineral Exploration, Inc.
filed 2012-02-29
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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
5,968,750 as of February 28, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

Balance Sheets (Unaudited)	F-1
Statements of Expenses (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to Financial Statements	F-4

BEARING MINERAL EXPLORATION, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	January 31.	October 31,
	2012	2011

ASSETS

Current Assets:
Cash	$372	$3,310

Total Assets	$372	$3,310

LIABILITIES

Current Liabilities:
Accounts payable	6,855	2,175
Accrued liabilities	-	4,500
Advance from shareholder	42,000	42,000

Total Liabilities	$48,855	$48,675

STOCKHOLDERS’ DEFICIT

Common Stock

75,000,000 shares authorized, with a $0.001 par value Issued and outstanding: 5,968,750 shares as of January 31, 2012 and October 31, 2011 respectively	$5,969	$5,969

Additional Paid-in Capital	35,044	35,044

Deficit Accumulated During the Development Stage	(89,496)	(86,378)

Total Stockholders’ Deficit	(48,483)	(45,365)

Total Liabilities and Stockholders’ Deficit	$372	$3,310

See accompanying Notes to the unaudited Financial Statements

BEARING MINERAL EXPLORATION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		For the Period From June 11,
	January 31,		2008 (date of inception)
	2012	2011	to January 31, 2012

EXPENSES

General and administrative expenses	$3,118	$1,439	$84,700
Mineral property costs	-	-	4,796
Total Expenses	3,118	1,439	89,496

NET LOSS	$(3,118)	$(1,439)	$(89,496)

LOSS PER SHARE:

Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic and Diluted	5,968,750	5,968,750

See accompanying Notes to the unaudited Financial Statements

BEARING MINERAL EXPLORATION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period From
	Three Months Ended		June 11, 2008
	January 31,		(date of inception)
	2012	2011	to January 31, 2012

CASH FROM OPERATING ACTIVITIES:

Net loss	$(3,118)	$(1,439)	$(89,496)

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	180	(4,651)	6,855

Net Cash Used By Operating Activities	(2,938)	(6,090)	(82,641)

CASH FROM FINANCING ACTIVITIES:

Net advances from shareholder	-	5,000	42,000
Proceeds from issuance of common stock	-	-	41,013

Net Cash Provided By (used in) Financing Activities	-	5,000	83,013

NET INCREASE (DECREASE) IN CASH	(2,938)	(1,090)	372

CASH, BEGINNING	3,310	2,340	-

CASH, ENDING	$372	$1,250	$372

See accompanying Notes to the unaudited Financial Statements

Bearing Mineral Exploration, Inc.
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2012

1.         Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Bearing Mineral Exploration, Inc. (‘we”, “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2011 annual financial statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended October 31, 2011, as reported in the Form 10-K, have been omitted.

2.         Recent Issued Accounting Pronouncements

We do not expect the adoption of other recently issued accounting pronouncements to have a significant impact on our results of operations, financials position or cash flow.

3.         Going Concern

As of January 31, 2012, the Company has never generated any revenues and has accumulated losses of $89,496 since inception.   The Company has limited cash resources and will likely require new financing, either through issuing shares or debt, to continue the development of its business.  Management intends to offer additional common stock; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

4.         Related Party Transactions

As of January 31, 2012, our President had advanced an aggregate of $42,000 to the Company for additional working capital.  The amount advanced is unsecured, non-interest bearing and due on demand.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

We have no employees and own no property.  We have no monthly rent, nor do we accrue any expense for monthly rent.  Gerhard Schlombs, our president, chief financial officer and director, provides us his office in which we conduct business on our behalf.  Mr. Schlombs does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated.  We are defined as a “shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition of an operating entity. We have no assets other than $372 in cash and no operations.

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

Liquidity and Capital Resources

At January 31, 2012 we had total assets of $372, comprised solely of cash.  Our liabilities totalled $48,855, resulting in a working capital deficit of $48,483 compared to $3,310 in total assets and total liabilities of $48,675 at October 31, 2011.  Total liabilities for the period ended January 31, 2012 were comprised of  accounts payable items totalling $6,855 and  the loan of $42,000 payable to our president; Mr. Schlombs, while total liabilities for the year ended October 31, 2011 were comprised of accounts payable items of $2,175 for general office expenses, legal fees and transfer agent fees, accrued liabilities of $4,500 associated with the audit of our 2011 financial statements and the $42,000 loan payable to Mr. Schlombs.

We incurred a loss of  $3,118 for the three  months ended January 31, 2012 and have incurred an aggregate deficit since inception of $89,496.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our president and stockholders, the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.

Since inception we have used our common stock to raise money for the mineral property acquisition, corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares since inception to January 31, 2011 was $41,013.  To date, our president, Gerhard Schlombs has advanced a total of $42,000 to us for working capital. This advance will need to be repaid once funds are available. There can be no assurance that he will continue to advance funds as required or that methods of financing will be available or accessible on reasonable terms.

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

Results of Activities

For the three months ended January 31, 2012 and 2011

We did not generate any revenues during the three month periods ended January 31, 2012 and 2011.  We had a net loss of $3,118 for the three months ended January 31, 2012 compared to a net loss of $1,439 for the three months ended January 31, 2011.  The change is explained below.

Operating Expenses:  Operating expenses were $3,118 and $1,439 for the three month periods ended January 31, 2012 and 2011, respectively.  The increase of $1,679 in operating expenses during the period ended January 31, 2012 was mainly due to an increase in EDGAR filing fees associated with the XBRL filing of our financial reports.

During the period ended January 31, 2012, much of the Company’s resources were directed at maintaining the Company in good standing.   As of the date of this report, we have yet to generate any revenues from our business operations. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities.  Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Because we have a working capital deficit, have not generated any revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the year ended October 31, 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our Form 10-K.

Off Balance Sheet Arrangements

At January 31, 2012, we have no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities and Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 28th day of February 2012.

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