Form 10-Q
period 2012-04-30
PETROSONIC ENERGY, INC.
filed 2012-06-13
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53881

PETROSONIC ENERGY, INC.

(Formerly Bearing Mineral Exploration, Inc.)

(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 300, 714-1st Street SE

Calgary, Alberta

CANADA, T2G 2G8

(Address of principal executive offices, including zip code.)

(403) 708-7869

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 64,648,440 as of June 11, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Balance Sheets (Unaudited)	F-2
Statements of Expenses (Unaudited)	F-3
Statements of Cash Flows (Unaudited)	F-4
Notes to Financial Statements	F-5

1

PETROSONIC ENERGY, INC.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
	2012	2011

ASSETS

Current Assets:
Cash	$21,774	$3,310

Total Assets	$21,774	$3,310

LIABILITIES

Current Liabilities:
Accounts & interest payable	26,645	2,175
Accrued liabilities	-	4,500
Advance from shareholder	-	42,000
Convertible notes payable	75,000	-

Total Liabilities	$101,645	$48,675

STOCKHOLDERS' DEFICIT

Common Stock 843,750,000 shares authorized, with a $0.001 par value Issued and outstanding: 64,648,440 and 67,148,437 shares as of April 30, 2012 and October 31, 2011 respectively	64,649	67,148

Additional Paid-in Capital	136,364	(26,135)

Deficit Accumulated During the Development Stage	(280,884)	(86,378)

Total Stockholders' Deficit	(79,871)	(45,365)

Total Liabilities and Stockholders' Deficit	$21,774	$3,310

See accompanying Notes to the Unaudited Financial Statements

F-2

PETROSONIC ENERGY, INC.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		For the Period From June 11, 2008 (date of inception)
	2012	2011	2012	2011	to April 30, 2012

EXPENSES

General and administrative expenses	$30,515	$2,355	$33,633	$3,794	$115,215

Interest expense	873	-	873	-	873

Mineral property costs	-	-	-	-	4,796
Compensation expense	160,000	-	160,000	-	160,000

Total Expenses	191,388	2,355	194,506	3,794	280,884

NET LOSS	$(191,388)	$(2,355)	$(194,506)	$(3,794)	$(280,884)

LOSS PER SHARE:

Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic and Diluted	67,037,327	67,148,437	67,093,492	67,148,437

See accompanying Notes to the Unaudited Financial Statements

F-3

PETROSONIC ENERGY, INC.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended April 30,		For the Period From June 11, 2008 (date of inception)
	2012	2011	to April 30, 2012

CASH FROM OPERATING ACTIVITIES:

Net loss	$(194,506)	$(3,794)	$(280,884)

Stock compensation Expense	160,000	-	160,000

Changes in operating assets and liabilities

Accounts & interest payable and accrued liabilities	19,970	(2,612)	26,645

Net Cash Used By Operating Activities	(14,536)	(6,406)	(94,239)

CASH FROM FINANCING ACTIVITIES:

Net advances from (repayments to) shareholder	(42,000)	5,000	-
Proceeds from issuance of common stock	-	-	41,013
Proceeds from issuance of convertible notes payable	75,000	-	75,000

Net Cash Provided By (used in) Financing Activities	33,000	5,000	116,013

NET INCREASE (DECREASE) IN CASH	18,464	(1,406)	21,774

CASH, BEGINNING	3,310	2,340	-

CASH, ENDING	$21,774	$934	$21,774

Non cash investing and financing activities:
Cancellation of common stock	$22,500	$-	$22,500

See accompanying Notes to the Unaudited Financial Statements

F-4

Petrosonic Energy, Inc.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2012

1.	Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements of Petrosonic Energy, Inc. (formerly Bearing Mineral Exploration, Inc.) (‘we”, “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s October 31, 2011 annual financial statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended October 31, 2011, as reported in the Form 10-K, have been omitted.

2.	Going Concern

As of April 30, 2012, the Company has never generated any revenues and has accumulated losses of $280,884 since inception. The Company has limited cash resources and will likely require new financing, either through debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.	Related Party Transactions

During the period ended April 30, 2012, $42,000 was repaid to our former President for funds previously advanced to the Company for additional working capital.

F-5

Petrosonic Energy, Inc.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2012

4.	Capital Stock

On April 17, 2012, the Company issued 20,000,003 common shares valued at $160,000 to Art Agolli in exchange for all of his interest in a letter of intent with Sonoro Energy Ltd.

On April 18, 2012, concurrent with his resignation as a director of the Company, Gerhard Schlombs surrendered 22,500,000 common shares. No compensation was paid to Mr. Schlombs for the cancellation of his shares.

5.	Notes Payable

During the period ended April 30, 2012, the Company borrowed $75,000 from a non-related party under two convertible debentures. The debentures bear an interest rate of 10% per annum and are due March 26, 2013 and April 18, 2013 respectively. Until the due date, the holder may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding five hundred thousand ($500,000) dollars less a discount of 25% per share. The Company evaluated the convertible note for derivatives noting that as the conversion price cannot be determined until $500,000 in financing has been raised; the derivative liability cannot be determined as of April 30, 2012.

6.	Subsequent Events

On May 16, 2012 the Company effected a forward stock split on the basis of 11.25:1, whereby each shareholder would hold 11.25 common shares for every one share previously held. The Company’s share transactions disclosed in the financial statements have been restated retroactively to reflect the forward stock split for all periods presented.

F-6

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

As used in this quarterly report the terms “we”, “us”, “our”, and the “Company” means Petrosonic Energy, Inc., unless otherwise indicated.

General

We were incorporated in the State of Nevada on June 11, 2008. We maintain our statutory registered agent’s office at 1802 North Carson Street, Suite 212, Carson City, Nevada, 89701 and our corporate office is located at Suite 300, 714 – 1st Street SE, Calgary, Alberta, Canada, T2G 2G8.

Our original plan of operation was to conduct exploration activities on one mineral claim located in the Province of Newfoundland, Canada; herein referred to as the Collins Lake property. Our exploration target was to find an ore body containing gold. Due to our inability to commence exploration work on a timely basis, and due to the costly fees associated with maintaining title to the mineral claim, we decided to forfeit title to the mineral claim in May 2010. Alternatively, we have been seeking other viable business opportunities for the Company.

We are defined as a “shell company” whose sole purpose at this time is to locate and consummate a merger and/or acquisition of an operating entity. We have no employees and own no property. We have no monthly rent, nor do we accrue any expense for monthly rent. Our President, Chief Financial Officer and director, provides us his office in which we conduct business on our behalf.  Our President does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, until our business plan is more fully implemented. We do not intend to perform any further operations until a merger or acquisition candidate is located and a merger or acquisition consummated. We have no assets other than $21,774 in cash and no operations.

During the period ended April 30, 2012, a change in management occurred and on April 17, 2012 we entered into an Assignment Agreement with Art Agolli, our new President, Principal Executive and Principal Financial Officer, Treasurer, Secretary and director, pursuant to which Mr. Agolli agreed to convey to us, all of his right, title and interest in and to a certain letter of intent between Mr. Agolli and Sonoro Energy Ltd. Sonoro Energy Ltd. (“Sonoro”) is a Canadian publicly traded company (TSX-V: SNV) based in Calgary, Alberta, Canada, who is the holder of all of the legal and equitable rights and entitlements to a sonic reactor and technology that Sonoro has developed to utilize the sonic reactor for the treatment and upgrading of heavy oil by sonicated solvent de-asphalting.

Subsequent to the period covered by this report, we changed our name to Petrosonic Energy, Inc. to better reflect the Company’s new business direction in anticipation of the purchase of certain rights in technology, assets and common shares owned by Sonoro Energy Ltd.

As at the date of this Report, the transactions as contemplated in the Letter of Intent with Sonoro have not been concluded.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Petrosonic Energy, Inc. upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible delays in the exploitation of business opportunities. We may fail to adopt a business model and strategize effectively or fail to revise our business model and strategy should industry conditions and competition change.

We have limited capital resources and there is no assurance that future financing will be available to our Company on acceptable terms. If additional capital is required we will raise funds by issuing debt and/or equity securities. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

At April 30, 2012 we had total assets of $21,774. Our liabilities totalled $101,645, resulting in a working capital deficit of $79,871 compared to $3,310 in total assets and total liabilities of $48,675 at October 31, 2011. Total liabilities for the six months ended April 30, 2012 were comprised of accounts payable items totalling $25,772, interest payable of $873 on convertible debentures outstanding in the Company and convertible notes payable totalling $75,000. Total liabilities for the year ended October 31, 2011 were comprised of accounts payable items of $2,175 for general office expenses, legal fees and transfer agent fees, accrued liabilities of $4,500 associated with the audit of our 2011 financial statements and $42,000 loan payable to our former President; Gerhard Schlombs.

Net cash provided by financing activities was $33,000 and $14,000 for the periods ended April 30, 2012 and October 31, 2011 respectively.

On March 23, 2012, we entered into an agreement with a non-related party whereby the non-related party advanced to us $50,000 for a convertible debenture. The debenture bears an interest rate of 10% per annum and is due March 26, 2013. Until the due date, the holder may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding five hundred thousand ($500,000) dollars less a discount of 25% per share. On April 18, 2012, we borrowed an additional $25,000 from the same non-related party under a convertible debenture with terms similar to the debenture issued on March 23, 2012. The debenture bears an interest rate of 10% per annum and is due April 18, 2013.

The convertible notes were offered in reliance on Section 506 of Regulation D and/or regulation S of the Securities Act, and comparable exemptions for sales to “accredited” investors under state securities laws.

We incurred a loss of $194,506 for the six months ended April 30, 2012 and have incurred an aggregate deficit since inception of $280,884. Our ability to meet our financial liabilities and commitments is primarily dependent upon our ability to secure new financing, either through debt financing, equity offerings or business combinations, and our ability to achieve and maintain profitable operations.

Since inception we have used our common stock to raise money for the mineral property acquisition, corporate expenses and to repay outstanding indebtedness. Net cash provided by the sale of shares since inception to April 30, 2012 was $41,013. During the period ended April 30, 2012, $48,000 was repaid to our former president for funds previously advanced to the Company for additional working capital.

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

Our original plan of operation was to conduct exploration activities on one mineral claim located in the Province of Newfoundland, Canada. Our exploration target was to find an ore body containing gold. Due to our inability to commence exploration work on a timely basis, and due to the costly fees associated with maintaining title to the mineral claim, we decided to forfeit title to the mineral claim in May 2010. Alternatively, we have been seeking other viable business opportunities for the Company.

During the period ended April 30, 2012, a change in management occurred and on April 17, 2012 we entered into an Assignment Agreement with Art Agolli, our President, Principal Executive and Principal Financial Officer, Treasurer, Secretary and director, pursuant to which Mr. Agolli agreed to convey to us, all of his right, title and interest in and to a certain letter of intent between Mr. Agolli and Sonoro Energy Ltd., in consideration of the issuance of 20,000,003 (1,777,778 pre-split) restricted shares of the Company`s common stock.

As a result of acquiring all of the right, title and interest in and to the letter of intent with Sonoro, we will acquire from Sonoro:

1.	Rights in and to all the legal and equitable rights and entitlements relating to a sonic reactor (the “Technology”) which includes all of Sonoro’s designs, trade secrets, know how, process and application for the use of the Sonic Reactor for the treatment and upgrading of heavy oil through sonicated solvent de-asphalting, and all related intellectual property transfer and confidentiality agreements and the rights to commercialize the Technology in all global jurisdictions except the Republic of Iraq;

2.	The Albania Sonic Reactor;

3.	The CDN Sonic Reactor located in Richmond, British Columbia, Canada;

4.	The 60,000 Petrosonic Albania (“AlbaniaCo”) shares held by Sonoro; and

5.	Contemporaneous with the completion of the other transactions as contemplated in the letter of intent, the Company and Sonoro shall enter into a license agreement (the “Iraq License Agreement”) for commercialization of the Technology in the Republic of Iraq, provided that under the terms of the Iraq License Agreement: (i) Sonoro shall not be obligated to pay the Company any license fees or royalty payments.

In consideration of:

1.	$250,000 payable in cash on the Closing Date and a royalty representing 10% on Net Revenues for a period of ten years from the date of the commencement of commercial operations; and

2.	$250,000 payable by way of a convertible debenture of a public or private company acceptable to Sonoro (non-interest bearing, maturity date of 24 months, convertible at the same rate as up to $500,000 financing); or, in the event that the Company secures aggregate gross proceeds of $1,750,000 or more in financing over the 24 months after Closing then the $250,000 may be payable in cash at the discretion of Sonoro.

The parties’ objective was to complete the purchase and sale by Sonoro to the Company of the Technology Rights, the Albania Sonic Reactor, the Cdn Sonic Reactor and the AlbaniaCo shares (the “Purchase Transaction”) by April 30, 2012, (the “Closing Date”). The letter of intent was subsequently amended to extend the Closing Date to May 14, 2012 or any other date as may be mutually agreed upon in writing by all parties. Final Closing of the Purchase Transaction is subject to the completion of the December 31, 2011 audited financial statements of Petrosonic Albania.

There are no assurances that all the conditions of the letter of intent or applicable corporate and securities laws can be satisfied or that all subjects will be removed such that the transaction as contemplated can be completed and closed. We are diligently working towards the completion of all subject clauses contained in the LOI.

Results of Activities

For the six months ended April 30, 2012 and 2011

We did not generate any revenues during the six month periods ended April 30, 2012 and 2011. We had a net loss of $194,506 for the six months ended April 30, 2012 compared to a net loss of $3,794 for the six month period ended April 30, 2011. The change is explained below.

Operating expenses: Operating expenses were $194,506 and $3,794 for the six month periods ended April 30, 2012 and 2011, respectively. During the six months ended April 30, 2012, total operating expenses increased by $190,712. By category, accounting and administrative fees increased by $2,000, legal fees increased by $22,607, bank charges increased by $86, interest expenses of $873 were incurred during the period on convertible debentures still outstanding in the Company, transfer agent and filing fees increased by $4,187, office expenses increased by $244 and we incurred expenses of $715 on foreign exchange conversion. Operating expenses increased during the six months ended April 30, 2012 as a result of restructuring our business plan in anticipation of purchasing certain rights in technology, assets and common shares owned by Sonoro Energy Ltd. Additionally, during the period, the Company accounted for a loss of $160,000 on compensation expenses associated with the issuance of common shares during the period.

For the three months ended April 30, 2012 and 2011

We did not generate any revenues during the three month periods ended April 30, 2012 and 2011. We had a net loss of $191,388 for the three months ended April 30, 2012 compared to a net loss of $2,355 for the three month period ended April 30, 2011. Details are as follows:

Operating expenses were $191,388 and $2,355 for the periods ended April 30, 2012 and 2011, respectively. During the three months ended April 30, 2012, total operating expenses increased by $189,033 primarily as a result of restructuring our business plan to acquire assets, common shares and rights in technology owned by Sonoro Energy Ltd. By category, accounting and administrative fees increased by $2,000, audit fees increased by $500, legal fees increased by $22,307, bank charges increased by $86, interest expenses of $873 were incurred during the period on convertible debentures still outstanding in the Company, transfer agent and filing fees increased by $2,326, office expenses increased by $226, $715 on foreign exchange conversion and $160,000 on compensation expenses associated with the issuance of common shares during the period.

During the period ended April 30, 2012, much of the Company’s resources were directed at maintaining the Company in good standing and identifying new business opportunities. As of the date of this report, we have yet to generate any revenues from our business operations. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

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

Critical Accounting Policies

There have been no material changes in our existing accounting policies and estimates from the disclosures included in our Form 10-K.

Off Balance Sheet Arrangements

At April 30, 2012, we have no off balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 17, 2012, we issued 20,000,003 (1,777,778 pre-split) unregistered restricted shares of common stock to Art Agolli pursuant to an Assignment Agreement with Mr. Agolli, whereby Mr. Agolli agreed to convey to us, all of his right, title and interest in and to a certain letter of intent between Mr. Agolli and Sonoro Energy Ltd. The shares of common stock were issued to Mr. Agolli pursuant to the exemption from registration contained in regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with a non-US person.

On April 18, 2012, concurrent with his resignation as a director of the Company, Gerhard Schlombs surrendered 22,500,000 (2,000,000 pre-split) shares of the Company`s common stock, registered in his name, to the corporate treasury for cancellation. Such shares were cancelled by our transfer agent. No compensation was paid to Mr. Schlombs for the cancellation of his shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

On April 25, 2012, the Board of Directors (the “Board”) of Petrosonic Energy, Inc. (the “Company”) approved a stock split of the Company’s common stock at the rate of 11.25 shares of common stock for each one share of common stock of the Company’s authorized and issued and outstanding shares (the “Stock Split”). The Board of Directors resolved that a Certificate of Amendment be filed with the Nevada Secretary of State reflecting an increase in the number of authorized shares of common stock from 75,000,000 to 843,750,000 resulting from the stock split. The amendment to the Company’s Articles of Incorporation and the stock split took effect on May 16, 2012 upon receipt of approval from the Financial Industry Regulatory Authority (“FINRA”).

Furthermore on May 16, 2012, the Company amended its Articles of Incorporation to change its name from “Bearing Mineral Exploration, Inc.” to “Petrosonic Energy, Inc.”.

The amendments to the Company’s Articles of Incorporation are hereby incorporated by reference.

ITEM 6.	EXHIBITS

The following documents are included herein:

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Amendments to the Articles of Incorporation of Bearing Mineral Exploration, Inc.	8-K	May 18, 2012	3.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).				X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities and Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 12th day of June 2012.

PETROSONIC ENERGY, INC.
(formerly Bearing Mineral Exploration, Inc.)
(Registrant)

BY:	ART AGOLLI
/s/ Art Agolli
President, Principal Executive and Principal Financial Officer, Treasurer/Secretary, Principal Accounting Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

3.1	Amendments to the Articles of Incorporation of Bearing Mineral Exploration, Inc.	8-K	May 18, 2012	3.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).				X

