Form 10-Q
period 2012-06-30
PETROSONIC ENERGY, INC.
filed 2012-08-20
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53881

PETROSONIC ENERGY, INC.

(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Suite 204, 205 – 9th Avenue SE, Calgary, AB, Canada, T2G 0R3
(Address of principal executive offices, including zip code.)

(403) 708-7869

(telephone number, including area code)

Bearing Mineral Exploration, Inc.

Suite 300, 714-1st Street SE, Calgary, Alberta

CANADA, T2G 2G8

(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of August 20th, 2012 the registrant had 64,649,000 shares of common stock outstanding.

TABLE OF CONTENTS

FORM 10-Q

		Page No.
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

	Financial Statements of Petrosonic Albania Sha.
	Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011	F-1
	Statements of Expenses for Three and Six Months ended June 30, 2012 and 2011 (unaudited) and the period from inception (May 24, 2010) through June 30, 2012 (unaudited)	F-2
	Statements of Cash Flows for Six Months ended June 30, 2012 and 2011 (unaudited) and the period from inception (May 24, 2010) through June 30, 2012 (unaudited)	F-3
	Notes to Financial Statements	F-4

	Financial Statements of Petrosonic Energy, Inc.
	Balance Sheets as of June 30, 2012 (unaudited) and October 31, 2011	F-5
	Statements of Operations for the Two and Eight months ended June 30, 2012 and 2011 (unaudited) and the period from inception (June 11, 2008) through June 30, 2012 (unaudited)	F-6
	Statements of Cash Flows for the Eight months ended June 30, 2012 and 2011 (unaudited) and the period from inception (June 11, 2008) through June 30, 2012 (unaudited)	F-7
	Notes to Financial Statements	F-8

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4.	Controls and Procedures	19

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

	Signatures	22

1

Petrosonic Albania SHA.
(A Development Company)
Balance Sheets
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash	$12,003	$1,655
Value added taxes receivable	43,822	86,136
Total current assets	55,825	87,791
Property and equipment, net of accumulated depreciation of $0, respectively	611,450	617,924
Total property and equipment, net	611,450	617,924
TOTAL ASSETS	$667,275	$705,715

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,908	$204,176
Total liabilities	14,908	204,176

Stockholders' equity:
Common stock, 100,000 shares authorized, $25.64 par value 60,195 shares issued and outstanding, respectively	1,543,406	1,543,406

Additional paid-in capital	(855,917)	(1,008,356)
Other comprehensive income	5,875	1,607
Deficit accumulated during the development stage	(40,997)	(35,118)
Total stockholders' equity	652,367	501,539
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$667,275	$705,715

The accompanying notes are an integral part of these unaudited financial statements.

Petrosonic Albania SHA.
(A Development Stage Company)
Statements of Expenses and Comprehensive Income (Loss)
(Unaudited)

					From
					May 24, 2010
	Three Months Ended June 30,		Six Months Ended June 30,		(Date of Inception) to June 30,
	2012	2011	2012	2011	2012

Expenses

General administrative expenses	$3,115	$11,309	$5,879	$21,435	$40,997

Net loss	(3,115)	(11,309)	(5,879)	(21,435)	(40,997)

Other comprehensive income

Foreign currency translation adjustment	(675)	9,301	4,268	15,747

Comprehensive income (loss)	$(3,790)	$(2,008)	$(1,611)	$(5,688)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Common Shares Outstanding	2,564,000	2,564,000	2,564,000	2,564,000

The accompanying notes are an integral part of these unaudited financial statements

Petrosonic Albania SHA.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
				From
				May 24, 2010
	June 30,		June 30,	(Date of inception)
	2012		2011	To June 30, 2012
Cash flows from operating activities
Net loss		$(5,879)	$(21,435)	$(40,997)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Changes in operating assets and liabilities:
Value added taxes receivables		42,314	(90,081)	(43,822)
Accounts payable and accrued expenses		(189,268)	311,948	14,908
Net cash (used in) operating activities		(152,833)	200,432	(69,911)

Cash flows from investing activities
Cash paid for purchase of property and equipment		-	(323,352)	(622,707)
Net cash used in investing activities		-	(323,352)	(622,707)

Cash flows from financing activities
Contributed capital		152,439	112,248	687,489
Net cash provided by financing activities		152,439	112,248	687,489

Other comprehensive income		10,742	15,747	17,132
Net increase in cash		10,348	5,075	12,003
Cash at the beginning of the year		1,655	146	-
Cash at the end of the year		$12,003	$5,221	$12,003
Supplemental disclosures of cash flow information:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-
Non-cash investing and financing transactions:
Shares repurchased	$		$-
Shareholders’ paid in capital for acquisition of license	$		$-	$1,538,836

The accompanying notes are an integral part of these unaudited financial statements.

PETROSONIC ALBANIA SHA.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: Description of Company and Basis of Presentation

Petrosonic Albania Sha., (“we”, “our”, the “Company”) was incorporated on May 24, 2010 in Tirana, Albania. The Company has not generated revenues since inception. The two initial shareholders are Sonoro Energy Ltd (a Canadian publicly traded company in TSX- symbol; SNV) and Albnafta, Ltd, an Albanian private company. The Company complies with Statement of Financial Accounting Standard ASC 915-15 for its characterization of the Company as development stage.

Petrosonic Albania Sha. is a company that plans to operate in de-asphalting and separation of asphalt from heavy crude oil, oil sands and waste oils under a license agreement with Sonoro Energy Ltd which allows the Company to use the proprietary sonic technology which was developed, patented and owned by Sonoro Energy formerly Sonic Technology Solutions in the territory of the Republic of Albania.

Basis of Presentation

The accompanying unaudited interim financial statements of Petrosonic Albania, Sha. have been prepared in accordance with accounting principles generally accepted in United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with SEC on Form 8-K. In the option of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2011, as reported in Form 8K, have been omitted.

NOTE 2: Going Concern

At June 30, 2012, the Company has an accumulated deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the company as a going concern is dependent upon obtaining additional working capital. The management of the Company has developed a strategy, which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which will enable the Company to continue operations for the coming year. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3: Value-added taxes receivable

In April 2012, the Company filed for and received a refund of $86,136 tax amount from the government of Albania. During the period ended June 30, 2012, the Company incurred additional value added taxes of $43,822.

NOTE 4: Contributed Capital

During the six months ended June 30, 2012, a related party contributed $152,439 to the Company.

PETROSONIC ENERGY, INC.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	June 30,	October 31,
	2012	2011
ASSETS
Current Assets:
Cash	$18,986	$3,310

Total Current Assets	18,986	3,310
Canadian Sonic Reactor equipment	195,100	-
License Agreement	48,775	-

Total Assets	$262,861	$3,310

LIABILITIES

Current Liabilities:
Accounts & interest payable	$27,274	$2,175
Accrued liabilities	-	4,500
Advance from shareholder	-	42,000
Convertible notes payable- related party	195,100	-
Convertible notes payable	163,775	-

Total Liabilities	386,149	48,675

STOCKHOLDERS' DEFICIT

Common Stock
843,750,000 shares authorized, with a $0.001 par value
Issued and outstanding: 64,649,000 and 67,149,000 shares as of
June 30, 2012 and October 31, 2011 respectively	64,649	67,149

Additional Paid-in Capital	136,364	(26,136)

Deficit Accumulated During the Development Stage	(324,301)	(86,378)

Total Stockholders' Deficit	(123,288)	(45,365)

Total Liabilities and Stockholders' Deficit	$262,861	$3,310

The accompanying notes are an integral part of these unaudited financial statements.

PETROSONIC ENERGY, INC.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Two Months Ended June 30,		Eight Months Ended June 30,		For the Period From June 11, 2008 (date of inception)
	2012	2011	2012	2011	to June 30, 2012

EXPENSES

General and administrative expenses	$39,867	$95	$72,591	$3,889	$154,173
Depreciation and amortization	-	-	-	-	-
Interest expense	2,788	-	3,661	-	3,661
Mineral property costs	-	-	-	-	4,796
Compensation expense	-	-	160,000	-	160,000
Total Expenses	42,655	95	236,252	3,889	322,630
Foreign exchange loss	762	-	1,671	-	1,671
NET LOSS	$(43,417)	$(95)	$(237,923)	$(3,889)	$(324,301)

LOSS PER SHARE:

Basic and Diluted	($0.00)	($0.00)	($0.00)	($0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic and Diluted	64,485,066	67,149,000	66,480,276	67,149,000

The accompanying notes are an integral part of these unaudited financial statements.

PETROSONIC ENERGY, INC.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Eight Months Ended June 30,		For the Period From June 11, 2008 (date of inception)
	2012	2011	to June 30, 2012

CASH FROM OPERATING ACTIVITIES:
Net loss	$(237,923)	$(3,889)	$(324,301)
Stock Compensation Expense	160,000	-	160,000
Changes in operating assets and liabilities
Accounts & interest payable and accrued liabilities	20,599	(4,721)	27,274

Net Cash Used By Operating Activities	(57,324)	(8,610)	(137,027)

CASH USED IN INVESTING ACTIVITIES:
Purchase of Equipment	(195,100)	-	(195,100)
License Agreement	(48,775)	-	(48,775)

Net Cash Used In Investing Activities	(243,875)	-	(243,875)

CASH FROM FINANCING ACTIVITIES:

Net advances from (repayments to) shareholder	(42,000)	9,000	-
Proceeds from sale of common stock	-	-	41,013
Proceeds from related party convertible notes payable	195,100	-	195,100
Proceeds from issuance of convertible notes payable	163,775	-	163,775

Net Cash Provided By (used in) Financing Activities	316,875	9,000	399,888

NET INCREASE (DECREASE) IN CASH	15,676	390	18,986

CASH, BEGINNING	3,310	2,340	-

CASH, ENDING	$18,986	$2,730	$18,986

Noncash investing and financing activities:
Cancellation of common stock	$22,500	$-	$22,500

The accompanying notes are an integral part of these unaudited financial statements.

Petrosonic Energy, Inc. (Formerly Bearing Mineral Exploration, Inc.) (A Development Stage Company) Notes to the Unaudited Financial Statements June 30, 2012

1.	Basis of Financial Statement Presentation

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

As of June 30, 2012, the Company has never generated any revenues and has accumulated losses of $324,301 since inception. The Company has limited cash resources and will likely require new financing, either through debt financing, equity offerings or business combinations to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

3.	Related Party Transactions

During the period ended June 30, 2012, $42,000 was repaid to our former President for funds previously advanced to the Company for additional working capital.

On June 11, 2012, we borrowed $195,100 from our President under a convertible debenture with a face value of $200,000. The convertible debenture matures June 11, 2013 and bears interest at 10%. At any time prior to the Maturity Date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000, our President may elect to convert the debenture in whole or in part into common shares at the same price any shares are sold, or in the case of a convertible debenture, the price of the shares issuable upon conversion.

The Company evaluated the convertible note for derivatives noting that as the conversion price cannot be determined until $500,000 in financing has been raised; the derivative liability cannot be determined as of June 30, 2012.

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

5.	Convertible Notes Payable

During the eight months ended June 30, 2012, we have borrowed $163,775 under several Convertible Debentures totaling to that amount. The debentures bear interest at 10% per annum and mature one year from the issuance date. Until the due date, the holder(s) may elect to convert the debenture in whole or in part into common shares at the price of any aggregate financing exceeding $500,000 less a discount of 25% per share. The Company evaluated the convertible note for derivatives noting that as the conversion price cannot be determined until $500,000 in financing has been raised; the derivative liability cannot be determined as of June 30, 2012.

6.	Restatement

Certain prior interim period amounts have been restated to conform with the current interim period presentation.

7.	Subsequent Events

On July 27, 2012, the Company acquired certain assets from Sonoro Energy Ltd. including (i) certain technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, (ii) 60,000 shares of Petrosonic Albania pursuant to a share purchase agreement and (iii) sonic reactors located in Albania and Richmond, British Columbia and a solvent recovery system located in or around Turin, Italy. In exchange for the assets, the Company agreed to pay to Sonoro the following consideration: (i) $250,000, (ii) a convertible debenture in the principal amount of $250,000 and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired. As of June 30, 2012, a deposit of $250,000 was made towards the purchase of the sonic reactor and the technology license.

As a result of acquiring the 60,000 shares, the Company acquired controlling interest in Petrosonic Albania Sha. and Petrosonic Albania Sha. became a majority owned subsidiary of the Company. Effective July 27, 2012, our primary operations will consist of utilizing the Assets to develop a business relating to the treatment and upgrading of heavy oil by sonicating solvent de-asphalting and operating the business of Petrosonic Albania Sha.

On August 9, 2012, the Company’s Board of Directors approved changing the fiscal year end of the Company from October 31 to December 31 as a result of the acquisition of Petrosonic Albania Sha. The transition period will be covered under report on Form 10-K for the short fiscal year ended December 31, 2011.

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

Unless otherwise indicated, in this Form 10-Q, references to “we,” “our,” “us,” the “Company”, or the “Registrant” refer to Petrosonic Energy, Inc. (previously Bearing Mineral Exploration, Inc.), a Nevada corporation and its majority-owned subsidiary, Petrosonic Albania Sha, “Petrosonic Albania” or “Petrosonic” a body corporate under the laws of Albania.

History

We were incorporated in the State of Nevada on June 11, 2008 under the name “Bearing Mineral Exploration, Inc.”, with authorized capital stock of 75,000,000 shares at $0.001 par value. We were organized for the purpose of conducting gold exploration activities on a mineral claim located in the Province of Newfoundland, Canada. We were not able to establish the existence of a commercially minable gold deposit and have been seeking other viable business opportunities for the Company.

On April 17, 2012, we entered into an Assignment Agreement with Art Agolli, our President, Principal Executive and Principal Financial Officer, Treasurer, Secretary and director, pursuant to which Mr. Agolli agreed to convey to us, all of his right, title and interest in a letter of intent with Sonoro Energy Ltd.; a Canadian publicly traded company (TSX-V: SNV) based in Calgary, Alberta, Canada, who is the holder of all of the legal and equitable rights and entitlements to a sonic reactor and technology that Sonoro has developed to utilize the sonic reactor for the treatment and upgrading of heavy oil by sonicated solvent de-asphalting.

On May 16, 2012, we effected an 11.25-for-1 forward stock split of our Common Stock and an increase in our authorized number of common shares to 843,750,000. Additionally, on May 16, 2012, we changed our name to “Petrosonic Energy, Inc.” to better reflect the Company’s new business direction in anticipation of the purchase of certain rights in technology, assets and common shares owned by Sonoro Energy Ltd.

Subsequent to the end of the period covered by this report on Form 10-Q, on July 27, 2012, we acquired certain assets (the “Assets”) from Sonoro Energy Ltd., (“Sonoro”), including (i) certain technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, (ii) 60,000 shares of Petrosonic Albania pursuant to a share purchase agreement (the “Share Purchase Agreement”), and (iii) sonic reactors located in Albania and Richmond, British Columbia and a solvent recovery system located in or around Turin, Italy (the “Transaction”), pursuant to the terms of the Asset Purchase and Sale Agreement, dated July 27, 2012 (the “Purchase Agreement”).

Pursuant to the terms of the Purchase Agreement, in exchange for the Assets, we agreed to pay to Sonoro the following consideration: (i) $250,000, (ii) a convertible debenture in the principal amount of $250,000 (the “Debenture”) and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired. For a complete description of the Transaction, and the Purchase Agreement please refer to the Form 8-K filed by the Company with the SEC on July 31, 2012.

Our head office is located at Suite 204, 205 – 9th Avenue SE, Calgary, AB, Canada, T2G 0R3. We have no monthly rent, nor do we accrue any expense for monthly rent. Our director is letting the Company use his office free of charge in order to save costs until the Company can lease an office when requisite funding is in place. Our main telephone number is (403) 708-7869.

Petrosonic Albania has an office in Fier, Albania at the same location where its processing plant is located. Albania’s heavy oil upstream and downstream industries are located in Fier and the facility is only a few miles away from the heavy oil producing fields. It is also located 35 kilometers away from Albania’s only deep sea port and export facility, the PIR Vlora terminal. The office is offered by the Albanian partner free of charge until the company signs a lease agreement when requisite funding is in place. Petrosonic Albania currently has two full-time employees and three part-time employees, as well as, several independent consultants. Petrosonic Albania plans to hire a Chief Financial Officer and three local operations staff in Albania during the first year of its operations. The company has identified potential candidates for such positions, and expects to proceed with such hires once it has secured the requisite financing.

Following the consummation of the Transaction, we believe that we are not a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. From and after the consummation of the Transaction, our primary operations consist of utilizing the Assets to develop a business relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting and operating the business of Petrosonic Albania Sha. (the “Business”). Therefore, we disclose information about the Business in this Form 10-Q. For accounting purposes, the Purchase Agreement has been accounted for under the Purchase Method of accounting by the Company.

Operation Plans and Business Focus

Petrosonic has developed a commercial process which improves heavy oil densities by 6 to 15 API1 from as low as 8 API, reduces viscosities of oil by 99% to pipeline specifications and reduces sulphur and heavy metals by over 50%. The Petrosonic heavy oil process will enable heavy sour oil (HSO) and bitumen (from most heavy oil and oil sands fields in the world) to be converted from nominally an API gravity of 8-14 degrees to a value-added synthetic crude oil of between 18 and 23 API. This is achieved through the reduction of undesirable constituents of the raw heavy oil and/or bitumen. The process incorporates two stages: solvent de-asphalting and distillation.

While solvent de-asphalting and distillation are both proven and well known technologies, the innovation associated with the Petrosonic upgrading process lies in the rapid de-asphalting achieved by sonication of the de-asphalting phase with the Petrosonic reactor stage.

This process is especially beneficial to producers with the following intrinsic challenges:

•	Stranded heavy oil due to transportation issues

•	Diluent supply issues

______________________________________

1 The American Petroleum Institute gravity, or API gravity, is a measure of how heavy or light a petroleum liquid is compared to water; one of the qualitative measures for crude oil

•	Limited refining markets (light oil refiners struggle with heavy oil)

•	Heavy discounts due to:

o	Density adjustments

o	High sulphur content

o	High metals content

We believe Petrosonic will be able to take advantage of an opportunity that traditional upgrading technology cannot address – upstream upgrading on smaller scales. The viability of upgrading is constantly changing due to production mix, refining infrastructure costs, and oil pricing. However, there are three markets for small upgraders that make sense:

•	Pipeline systems where access to the pipeline requires blending of heavy oil. Condensate prices and heavy oil differentials have been stable for some time and long term projections indicate that low condensate prices following the global economic slow-down will be short-lived;

•	Heavy oil producers in markets where light oil dominates refinery infrastructure. Internationally there are several markets like this; and

•	Markets where upgrading asphalt by-products can command premium prices. This is especially attractive in North America given the economic infrastructure stimulus measures being implemented.

To take advantage of these opportunities Petrosonic must be able to:

•	Economically upgrade heavy oil from small and medium sized producers right in the field;

•	Add value and allow producers to capture a larger share of the market price for refinery products;

•	Provide operating plants to heavy oil producers in return for tolling process fees or purchase heavy oil at a premium to blenders;

Upgraded oil provides uplift in crude’s value and eliminates issues related to transport of crude oil to pipeline and refinery companies.

Depending on regional markets, traditional heavy oil discounts (10 API oil with >2% sulphur) are 35-40% and we believe such discounts could be reduced to only 10-20% through our process. On 5,000 barrels of oil per day (“bopd”) this would equate to increased revenues of approximately $6/barrel (bbl) or around $11 million per year (based on $100/bbl brent oil). Capital costs are expected to be between $0.5-1 million per 1,000 bbls capacity. Operating costs will be between $2-3 per bbl on a stand- alone facility basis.

Petrosonic plans to have its first 1,000 bopd stand-alone facility operational by September 2012 in Albania. Expected annual cashflows from the initial 1,000 bopd facility are expected to reduce heavy oil price discounts historically received in Albania from 40% to 20% as a result of achieving a 18-23 API oil. Petrosonic believes that with significant heavy oil production growth anticipated from the approximately 8 billion barrels of oil reserves believed to be present in Albania, if we are able to successfully capture a portion of this processing business, Petrosonic expects to expand its facilities over the next 3-5 years to 15,000 bopd as Albanian oil production increases.

If Petrosonic is able to successfully establish their first commercial facility, we believe heavy oil producers will want to integrate the Petrosonic system at their cost into their treatment facilities. Petrosonic would sell the process solution and retain a royalty fee under this type of development. While revenue per facility will be less (estimated at 50%), no capital and minimal support will be required. This strategy would allow for faster growth. Petrosonic may also choose to develop its own stand-alone facilities to capture further upside and long term value creation.

Further upside opportunities exist in several other applications which the Company is in advanced stage of development, including, heavy oil sands separation (both from oil sands and ecology pits), and oil separations from drill cuttings.

Vision and Strategy

•	Petrosonic hopes to provide its shareholders with returns and cash flow growth by leveraging its experience and intellectual property within the heavy oil business.

•	Petrosonic plans to use an initial model of building its own stand-alone facilities to prove, optimize and develop business growth opportunities with small to medium sized producers. To achieve higher returns and growth, the Company will license out on a fee for service basis or royalty basis its processes to be integrated into producer’s treatment facilities.

•	Where there is a distinct advantage Petrosonic may capture heavy oil resources prospects or participate jointly in them. Any resource level participation would require higher returns on investment and be required to stand on its own prior to the benefits of applying Petrosonic’s technology.

•	We believe Petrosonic’s leadership in oil processing technology compiled with a strong background in the heavy oil industry is expected to result in a superior rate of return to shareholders from direct and indirect operations. This will be further leveraged if the Company is able to financially participate in the underlying oil assets, especially by acquiring these in advance.

Key Success Factors

Petrosonic’s success will be dependent upon:

•	Our ability to attract and develop numerous projects once the first project is complete;

•	Access to an ample producer oil supply and our ability to find equitable profit distribution;

•	Our development and distribution of asphalt within the market;

•	Our ability to minimize the technical risk through avoidance of scale up issues;

•	Alleviation of market risk through the use of strategic partners which can gain quick access to markets; and

•	Alleviation of financial risk through partnering.

Priorities

Immediate priorities of Petrosonic are:

•	Strengthening the operations and management of the Company as it moves forward in the oil sector;

•	Moving ahead with the processing facility in Albania;

•	Establishing a second country oil processing project; and

•	Building a firm backlog of projects with financing commitments.

Petrosonic’s Technology

SonoProcess

We believe Petrosonic’s technology advantage is based upon the use of the Petrosonic reactor technology and the unique cavitational and enhanced mass transfer effects that it provides. Petrosonic has developed a unique competency in the design of enhanced mass transfer energy processes and the proprietary applications that result from this.

In recent years the use of cavitational technologies and ultrasound has been researched extensively for oil processing – usually in the context of desulphurization or “cold cracking”. Our own research does not support this and we make no claims that it can create a unique upgrading process. The chemistries used in the Petrosonic process are established and our advantage is that we make these more effective.

The Company looks to maintain its initial technical advantage derived from the Petrosonic Sonoprocess™ for heavy oil by adding complementary proprietary process technologies to this.

The Petrosonic reactor has been designed and built in a variety of configurations but all Petrosonic process development is undertaken on full scale units:

•	Petrosonic reactors are based on low-frequency / high-amplitude Petrosonic energy reactors;

•	A patented electromagnetic drive puts a massive steel bar into resonance and this allows efficient transfer of energy to the reaction chambers;

•	There are no moving parts and so Petrosonic reactors have a high reliability and operational availability;

•	The reaction chambers are attached at the mid-node points one half wavelength from the drive system, enabling the reactors to apply Petrosonic energy to physical, chemical and biological processes;

•	Petrosonic reactors are thus able to achieve more sustainable processes – better reactivity, less reagents, less energy, greater effectiveness and more product for overall economic advantage.

Direct Sonicated Separation

The previous holder of the technology has also carried out independent tests on oil sands to determine if the technology could be effective in a low cost primary separation process. Preliminary tests with a proprietary process protocol produced results comparable with existing technology.

However, the effectiveness of this technology is but a first step due to the massive scale of oil sands projects. At this time the Company believes the volume of material that would need to be processed requires a “next generation” of Petrosonic reactor technology. Existing scale technology may be applicable to small scale oil sands production.

The Company has directed its efforts towards a more immediate but directly related application – the treatment of drill cuttings. This is not the same scale of opportunity but offers immediate access to market and cash flow generation based on modest investment of capital.

Petrosonic Heavy Oil Process Patents

As part of the transaction with Sonoro Energy the company has acquired the following Heavy Oil Process provisional and PCT applications based on the Company’s Sonoprocess™:

•	Patent/Application No: WO2009111871. Jurisdiction: WIPO. Title: Method for Treating Heavy Crude Oil. Application Status: Published.

•	Patent/Application No: EA201071060. Jurisdiction: Eurasisa. Title: Method for Treating Heavy Crude Oil. Status: Pending.

•	Patent/Application No: EP2260089. Jurisdiction: Europe. Title: Method for Treating Heavy Crude Oil. Status: Pending.

•	Patent/Application No: 2156/MUMNP/2010. Jurisdiction: India. Title: Method for Treating Heavy Crude Oil. Status: Pending.

•	Patent/Application No: US 61/035,690. Jurisdiction: United States. Title: Method for Treating Heavy Crude Oil. Status: Company will appeal the expired priority claim to reinstate the priority claim.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about Petrosonic Albania upon which to base an evaluation of our performance. We are a development stage company focused on the treatment and upgrading of heavy oil by sonicated solvent de-asphalting. We are in the process of bringing online our first stand-alone facility located in Albania, which is expected to be able to process and de-asphalt up to 1,000 barrels per day of heavy oil. We plan to generate revenue by both integrating our system into oil producer treatment facilities, as well as continuing to develop our own standalone facilities, such as the Albania facility to capture further upside and long term value creation.

Our cash needs are primarily for working capital to develop our operations.  We presently finance our operations through debt and equity financings. We have limited capital resources and there is no assurance that future financing will be available to our Company on acceptable terms.

If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Activities

The following information has been derived from the financial information included in the unaudited financial statements of Petrosonic Albania Sha. for the three and six months ended June 30, 2012 and from the financial information included in the unaudited financial statements of Petersonic Energy, Inc. for the two and eight months ended June 30, 2012.

Petrosonic Albania Sha. - For the six months ended June 30, 2012 and 2011

Sales

We had no sales for the six months ended June 30, 2012 or during the six months ended June 30, 2011.

Selling, general and administrative expenses, and others

Our selling, general and administrative expenses for the six months ended June 30, 2012 decreased to $5,879 from $21,435 for the six months ended June 30, 2011. This decrease was primarily attributable to a decrease in rent expense due to the termination of the office lease contract during the second half of fiscal 2011. We anticipate our operating expenses may increase as we ramp up our operations.

Net loss

Our net loss for the six months ended June 30, 2012 decreased to $5,879 from $21,435 for the six months ended June 30, 2011. This decrease was due to a decrease in general and administrative expenses .

Effects of foreign currency translation conversion

Foreign currency translation adjustment for the six months ended June 30, 2012 decreased to $4,268 from $15,747 during the six months ended June 30, 2011. This decrease was due to fluctuations in foreign exchange rates used.

Petrosonic Albania Sha. - For the three months ended June 30, 2012 and 2011

Sales

We had no sales for the three months ended June 30, 2012 or during the three months ended June 30, 2011.

Selling, general and administrative expenses, and others

Our selling, general and administrative expenses for the three months ended June 30, 2012 decreased to $ 3,115 from $11,309, for the three months ended June 30, 2011. This decrease was primarily due to a reduction in rent expense, as the office lease contract was terminated in the second half of fiscal 2011.

Net loss

Our net loss for the three months ended June 30, 2012 decreased to $3,115, from $11,309 for the three months ended June 30, 2011. This decrease was due to a decrease in general and administrative expenses during the period.

Effects of foreign currency translation conversion

Foreign currency translation adjustment for the three months ended June 30, 2012 decreased to $(675) from $9,301 during the three months ended June 30, 2011. This decrease was due to fluctuations in foreign exchange rates used.

During the period ended June 30, 2012, much of the Company’s resources were directed at planning for assembly of the plant, negotiations with third party suppliers and fabrication companies for procurement of the assembly services, as well as, estimation work for complete commissioning of equipment and transportation to site in Albania. As of the date of this report, we have yet to generate any revenues from our business operations. As a result, we have generated significant operating losses since our formation and expect to incur substantial losses and negative operating cash flows for the foreseeable future as we attempt to expand our infrastructure and development activities. Our ability to continue may prove more expensive than we currently anticipate and we may incur significant additional costs and expenses.

Petrosonic Energy, Inc. - For the Eight Months ended June 30, 2012 and 2011

Selling, general and administrative expenses, and others

Operating expenses: Operating expenses were $236,252 and $3,889 for the eight month period ended June 30, 2012 and 2011, respectively. During the eight months ended June 30, 2012, total operating expenses increased by $232,363. By category, general and administrative fees increased by $68,702, interest expenses of $3,661 were incurred during the period on convertible debentures still outstanding in the Company and $160,000 was recorded as a compensation expense associated with the issuance of common shares during the period. Operating expenses increased during the eight months ended June 30, 2012 primarily as a result of increased legal, audit, administrative and Edgar filing fees associated with restructuring our business plan in anticipation of purchasing certain rights in technology, assets and common shares owned by Sonoro Energy Ltd.

Petrosonic Energy, Inc. - For the Two Months ended June 30, 2012 and 2011

Selling, general and administrative expenses, and others

Operating expenses were $42,655 and $95 for the two months ended June 30, 2012 and 2011, respectively. During the two months ended June 30, 2012, total operating expenses increased by $42,560 as a result of restructuring our business plan to acquire assets, common shares and rights in technology owned by Sonoro Energy Ltd.

Liquidity and Capital Resources

The following financial information has been derived from the unaudited financial statements of Petrosonic Albania Sha. for the three and six months ended June 30, 2012.

At June 30, 2012, Petrosonic Albania had total assets of $667,275 and total liabilities of $14,908 compared to total assets of $705,715 and total liabilities of $204,176 at December 31, 2011. Net working capital at June 30, 2012 was $40,917 compared to $(116,385) at December 31, 2011. We incurred a loss of $5,879 for the six months ended June 30, 2012 and have incurred an aggregate deficit since inception of $40,997.

Cash to Operating Activities

During the six month period ended June 30, 2012, operating activities used cash of $(152,833) compared to a net gain in cash of $200,432 in operating activities for the six month period ended June 30, 2011. The increase in cash used in operating activities was primarily due to payment of accounts payable items during the period.

Cash to Investing Activities

During the six month period ended June 30, 2012, the Company did not purchase property or equipment compared to $323,352 used in investing activities during the six months ended June 30, 2011.

Cash from Financing Activities

Net cash provided by financing activities was $152,439 and $327,578 for the periods ended June 30, 2012 and December 31, 2011 respectively. During the six month period ended June 30, 2012 financing activities generated cash of $152,439, compared to $112,248 for the six month period ended June 30, 2011. Cash from financing activities was advances from related parties.

In addition, during the eight months ended June 30, 2012, Petrosonic Energy, Inc. borrowed an aggregate of $365,000 under convertible debentures. On March 26, 2012, Petrosonic Energy, Inc. entered into an agreement with Sierra Growth, Inc. (a non-related party) whereby Sierra Growth, Inc. (“Sierra”) advanced $50,000. The debenture bears interest at 10% per annum and is due March 26, 2013. Until the due date, Sierra may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding five hundred thousand ($500,000) dollars less a discount of 25% per share. On April 18, 2012 Sierra advanced a further $25,000 to the Company. The debenture matures on April 18, 2013 and bears interest at 10% per annum with the same conversion features as the debenture issued on March 26, 2012.

On June 6, 2012, Westlake Advisors Corp. (a non-related party) advanced to Petrosonic Energy, Inc. $50,000 for a convertible debenture. The debenture has a Maturity Date of one year from the date of issuance and bears an interest rate at 10% per annum. At any time on or before the Maturity Date, Westlake Advisors Corp. may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding five hundred thousand ($500,000) dollars less a discount of 25% per share.

On June 11, 2012, Petrosonic Energy, Inc. entered into an agreement with its President for a convertible debenture valued at $200,000 for funds advanced. The convertible debenture expires on June 11, 2013 ( the “Maturity Date”) and bears interest at 10% per annum. At any time prior to the Maturity Date, if the Company completes an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000 (“Qualified Financing”), its President may elect to convert the debenture in whole or in part into common shares of the Company at a price equal to the price per share at which common shares of the Company are sold in the Qualified Financing, or in the case of a convertible debenture, the price of the shares issuable upon conversion of the convertible debentures sold in the Qualified Financing.

On June 21, 2012, Jackson Bennett LLC (a non-related party) advanced $40,000 to Petsosonic Energy, Inc. by way of a convertible debenture which matures June 21, 2013 and bears an interest at 10% per annum. At any time up to and including the Maturity Date, Jackson Bennett LLC may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding five hundred thousand ($500,000) dollars less a discount of 25% per share.

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

Because we have not generated any revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the latest fiscal year, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. The financial statements of Petrosonic Energy, Inc. and those of Petrosonic Albania Sha. contain additional note disclosures describing the circumstances that lead to this disclosure by our respective independent auditors.

Critical Accounting Estimates

Property and equipment, net

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 5 years. The Company has not recognized depreciation since inception as none of the equipment has been used in operations.

Research and development

Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the years ended December 31, 2011 and 2010, Petrosonic Albania expensed $-0- and $10,704, respectively, as research and development costs.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the eight months ended June 30, 2012, we have issued several Convertible Debentures to raise $165,000 for general working capital. Debentures for $50,000, $25,000, $50,000 and $40,000 were issued to three non-related parties. The debentures bear interest at 10% per annum and mature one year from the issuance date. Until the due date, the holder(s) may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding five hundred thousand ($500,000) dollars less a discount of 25% per share. The convertible notes were offered pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transactions took place outside the United States of America with non-US persons.

Furthermore, on June 11, 2012, we entered into an agreement with our President for a convertible debenture valued at $200,000 for funds advanced. The convertible debenture matures June 11, 2013 and bears interest at 10%. At any time prior to the Maturity Date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000 (“Qualified Financing”), our President may elect to convert the debenture in whole or in part into common shares of the Company at a price equal to the price per share at which common shares of the Company are sold in the Qualified Financing, or in the case of a convertible debenture, the price of the shares issuable upon conversion of the convertible debentures sold in the Qualified Financing. The Debenture was issued to Mr. Agolli pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with a non-US person.

Subsequent to the period covered under this report on Form 10-Q, pursuant to the terms of the Purchase Agreement, in exchange for the Assets, we issued to Sonoro a convertible debenture in the principal amount of $250,000 (the “Debenture”). The Debenture has a term of two years and is non-interest bearing. At any time after we have completed an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000 (a “Qualified Financing”), the Debenture is convertible at the holder’s option into shares of our common stock. The conversion price of the Debenture will be equal to the price per share of the shares sold in the Qualified Financing or the conversion price of the shares issuable upon conversion of the convertible debentures sold in the Qualified Financing. The Debenture was issued to Sonoro pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with a non-US person.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

2.1	Asset Purchase and Sale Agreement dated July 27, 2012	8-K	July 31, 2012	2.1

3.1	Amendments to the Articles of Incorporation of Bearing Mineral Exploration, Inc.	8-K	May 18, 2012	3.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).				X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities and Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 20th day of August 2012.

PETROSONIC ENERGY, INC. (formerly Bearing Mineral Exploration, Inc.) (Registrant)

BY:	/s/ ART AGOLLI
Art Agolli
President, Principal Executive and Principal Financial Officer,
Treasurer/Secretary, Principal Accounting Officer, and sole
member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith

2.1	Asset Purchase and Sale Agreement dated July 27, 2012	8-K	July 31, 2012	2.1

3.1	Amendments to the Articles of Incorporation of Bearing Mineral Exploration, Inc.	8-K	May 18, 2012	3.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).				X

