Form 10-KT
period 2011-12-31
PETROSONIC ENERGY, INC.
filed 2012-10-11
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/T

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2011 to December 31, 2011

Commission File Number: 000-53881

PETROSONIC ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of

incorporation or organization)

Suite 204, 205 – 9th Avenue SE, Calgary, AB, Canada T2G 0R3

(Address of principal executive offices)

(403) 708-7869
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES ☐   NO ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

YES ☐ NO ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of December 31, 2011: $2,792,215.

At December 31, 2011, there were 67,149,000 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to under Part IV.

PETROSONIC ENERGY, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

EXPLANATORY NOTE

In August 2012 we filed a Current Report on Form 8-K to change our fiscal year end from October 31 to December 31 as the new fiscal year is consistent with the fiscal year of our majority owned subsidiary; Petrosonic Albania Sha. Consequently, we are filing this Transition Report on Form 10-K for the two-month transition period ended December 31, 2011.

PART I

References to “we,” “our,” “us,” the “Company”, or the “Registrant” refer to Petrosonic Energy, Inc. (previously Bearing Mineral Exploration, Inc.), a Nevada corporation and its majority-owned subsidiary, Petrosonic Albania Sha, “Petrosonic Albania” or “Petrosonic” a body corporate under the laws of Albania.

ITEM 1.	BUSINESS

Overview of Our Business

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

On April 17, 2012, we issued 20,000,003 shares of our common stock to Art Agolli, our President, Principal Executive and Principal Financial officer, Treasurer, Secretary and Director in exchange for all of his right, title and interest in a letter of intent with Sonoro Energy Ltd. (“Sonoro”); a Canadian publicly traded company (TSX-V: SNV) based in Calgary, Alberta, Canada, who is the holder of all of the legal and equitable rights and entitlements to a sonic reactor and technology that Sonoro has developed to utilize the sonic reactor for the treatment and upgrading of heavy oil by sonicated solvent de-asphalting.

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

On July 27, 2012, we acquired certain assets (the “Assets”) from Sonoro , including (i) certain technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, (ii) 60,000 shares of Petrosonic Albania Sha. pursuant to a share purchase agreement (the “Share Purchase Agreement”), and (iii) sonic reactors located in Albania and Richmond, British Columbia and a solvent recovery system located in or around Turin, Italy (the “Transaction”), pursuant to the terms of the Asset Purchase and Sale Agreement, dated July 27, 2012 (the “Purchase Agreement”).

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

Following the consummation of the Transaction, we believe that we are not a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. From and after the consummation of the Transaction, our primary operations consist of utilizing the Assets to develop a business relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting and operating the business of Petrosonic Albania Sha. (the “Business”). Therefore, we disclose information about the Business in this Form 10-K/T. The audited financial statements of Petrosonic Albania Sha. for the fiscal years ended December 31, 2011 and 2010 can be found in this Annual Report on Form 10-K/T under Item 8. Financial Statements and Supplementary Data. For accounting purposes, the Purchase Agreement has been accounted for under the Purchase Method of accounting by the Company.

We have no revenue and have accumulated losses since inception. We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital; which may likely involve the further issuance of capital stock, and the success of our future operations.

Operation Plans and Business Focus

Petrosonic has developed a commercial process which improves heavy oil densities by 6 to 15 APIa from as low as 8 API, reduces viscosities of oil by 99% to pipeline specifications and reduces sulphur and heavy metals by over 50%.

This process is especially beneficial to producers with the following intrinsic challenges:

•	Stranded heavy oil due to transportation issues

•	Diluent supply issues

a The American Petroleum Institute gravity, or API gravity, is a measure of how heavy or light a petroleum liquid is compared to water; one of the qualitative measures for crude oil

•	Limited refining markets (light oil refiners struggle with heavy oil)

•	Heavy discounts due to

o	Density adjustments

o	High sulphur content

o	High metals content

Depending on regional markets, traditional heavy oil discounts (10 API oil with >2% sulfur) are 35-40% and we believe such discounts could be reduced to only 10-20% through our process. On 5,000 barrels of oil per day (“bopd”) this would equate to increased revenues of approximately $6/barrel (bbl) or around $11 million per year (based on $100/bbl brent oil). Capital costs are expected to be between $0.5-1 million per 1,000 bbls capacity. Operating costs will be between $2-3 per bbl on a stand- alone facility basis.

Petrosonic plans to have its first 1,000 bopd stand-alone facility operational by the 4th quarter of 2012 in Albania. Expected annual cashflows from the initial 1,000 bopd facility are expected to reduce heavy oil price discounts historically received in Albania from 40% to 20% as a result of achieving a 18-23 API oil. Petrosonic believes that with significant heavy oil production growth anticipated from the approximately 8 billion barrels of oil reserves believed to be present in Albania, if we are able to successfully capture a portion of this processing business, Petrosonic expects to expand its facilities over the next 3-5 years to 15,000 bopd as Albanian oil production increases.

If we are able to successfully establish our first commercial facility, we believe heavy oil producers will want to integrate the Petrosonic system at their cost into their treatment facilities. Petrosonic would sell the process solution and retain a royalty fee under this type of development. While revenue per facility will be less (estimated at 50%), no capital and minimal support will be required. This strategy would allow for faster growth. Petrosonic may also choose to develop its own stand- alone facilities to capture further upside and long term value creation.

Further upside opportunities exist in several other applications which the Company is in advanced stages of development, including, heavy oil emulsification, waste oil separation, and oil separations from drill cuttings.

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

The Company’s success will be dependent upon:

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

Immediate priorities of the Company are:

•	Strengthening the operations and management of the Company as it moves forward in the oil sector;

•	Moving ahead with the processing facility in Albania;

•	Establishing a second country oil processing project; and

•	Building a firm backlog of projects with financing commitments.

The Industry

Traditional Heavy Oil Opportunities

Crude oil is the world’s most actively traded commodity. Heavy crude oil is a type of highly viscous crude oil that does not flow easily (sometimes referred to as non-conventional oil). Typically, it is defined as crude oil with an API gravity of less than 22 API. For example, Canadian extra-heavy crude (Athabasca bitumen) has a viscosity of 10,000+ cP (the cgs physical unit for dynamic viscosity is the poise (P). It is more commonly expressed, particularly in ASTM standards, as centipoise (cP). Water at 20 °C has a viscosity of 1.0020 cP), about the same as cold molasses, and API gravity between 8-14 API. In comparison, WTI, a type of light crude oil used as a benchmark in oil pricing of New York Mercantile Exchange’s oil futures, has an API of approximately 39.6. Naturally, heavy oils can be upgraded to high quality light synthetic oils using specialized refining processing.

Heavy oil is a relative term, compared to light crude oil, but relates to specific technical issues of its own on production, transportation, and refining. Usually a diluent is added to carry heavy crude to facilitate its flow in pipelines.

Global Need, Supply and Production

The exact number of reserves of heavy oil varies according to different sources, but it is generally accepted that the amount of recoverable heavy oil is greater than remaining reserves of conventional oil. According to Schlumberger, the current world oil reserves consist of 9-13 trillion barrels of oil, 30% of which are conventional sources, 40% heavy and extra-heavy sources and 30% oil sands bitumen sources.b

b http://www.slb.com/content/services/solutions/reservoir/heavy_oil.asp

Estimated heavy oil production is around 5 million barrels per day and growing. The projected reduction in conventional oil in the next few years is focusing the industry towards the more effective exploitation of non- conventional reserves, heavy oil resources in particular.c

Source: (http://www.slb.com/content/services/solutions/reservoir/heavy_oil.asp)

Production and transportation of heavy oil has unique challenges that must be overcome in order for it to become a significant contributor to the production gap left by conventional oil and global growing demand.

	Heavy Oil	Bitumen
North America	35.3	530.9
South America	265.7	0.1
Africa	7.2	43
Middle East	78.2	0.0
Asia	29.6	42.8
Russia	13.4	33.7
Western Hemi	301	531
Eastern Hemi	128.4	119.5
Worldwide*	429.4	650.5

*Does not include extra-heavy and oil sand sources of bitumen (i.e. Canada,Venezuela)

Source: US Geological Survey

According to a US Geological Survey, heavy oils are found around the world, with an estimated 69% of the world’s technically recoverable heavy oil and 82% percent of the technically recoverable natural bitumen located in the Western Hemisphere. The Eastern Hemisphere, however, contains an estimated 85% of the world’s light oil reserves.

Among the more notable heavy oil reserves are: Venezuela’s Orinoco Heavy Oil Belt; Canada’s Athabasca Oil Sands; Russia’s Volga-Ural Basin; Brazil’s offshore Campos Basin; Alaska’s Prudhoe Bay; and China’s Luda field in Bohai Bay.d

c http://www.slb.com/content/services/solutions/reservoir/heavy_oil.asp

d http://www.slb.com/content/services/solutions/reservoir/heavy_oil.asp

Significance of Traditional Heavy Oil for Petrosonic

Around the globe, some of the most prolific oilfields are reaching maturity and have begun to experience reduced production rates.e What large conventional oilfields remain lie mostly in the lands of Middle Eastern, OPEC nations. At the same time, the world’s demand for oil continues to grow every year, fueled in part by the rapidly growing economies of China and India. This declining availability of conventional oil combined with rising demand has driven up oil prices and put more pressure on the search for alternate energy sources.

Into the picture come the tremendous deposits of heavy oil and bitumen that are found in the Western hemisphere. These non-conventional resources are more difficult to extract, so they have barely been touched in the past. With the price of oil reaching new highs in 2005 and 2006, investments in these more challenging oil deposits are rapidly accelerating.

In fact, the U.S. oil industry alone has invested $86 billion in “frontier hydrocarbons” since 2000 (Heavy Oil Magazine, Aug 2006), developing technologies to recover and convert inferior grades of oil, such as heavy oil and bitumen, into a more usable form for refineries, and to turn waste and residue hydrocarbons into high-value products.

The worldwide importance of heavy oils will continue to emerge as the price of oil remains high and the demand for it remains strong. For example, the tight worldwide oil supply is expected to continue to force crude prices higher and turn Canada’s oil sands into the single largest contributor to net new global supply by the end of the decade, according to CIBC World Markets: “All of the net increase in oil production is expected to come from non-conventional sources,” says Jeff Rubin, chief economist at CIBC World Markets, “While deepwater oil is the primary source today, we forecast that the Canadian oil sands will become the single largest contributor to incremental global supply by 2010.”

Industry Trends in Production and Transport of Heavy Oil

The market factors behind Petrosonic upgrading derive from the oil industry’s needs relative to the production and refining infrastructure. As production shifts more to heavier oil it becomes necessary for refining capacity to adapt to it, either by pre-upgrading the oil or by major refining changes. Until then heavy oil producers face a penalty due to refining and pipeline infrastructure limitations driven by:

•	The need to maintain low capital costs and operating costs;

•	The ability to produce and transport heavy oil within the same systems as that established for conventional oil, i.e. using existing transport pipelines;

•	Delivery of heavy oil to the point of sale with reduced expenditures on diluents;

•	Production and transportable technology that allows the exploitation of heavy oil reserves at lower totalcost, particularly for smaller fields – without massive infrastructure expenditures.

Issues for Heavy Oil Producers

Pursuant to the aforementioned industry pressures, heavy oil producers, especially small to medium size ones face price penalties:

•	Traditional heavy oil is both more viscous and dense than conventional oil;

•	API similar to bitumen from oil sands (Canadian Athabasca bitumen API between 8-14 API);

•	Peaking global supply increases the production of less attractive and higher cost oil resources;

e http://www.slb.com/content/services/solutions/reservoir/heavy_oil.asp

•	Smaller producers face high costs due need to blend heavy oil with diluents for pipeline transportation or face penalties for failure to meet pipeline specifications for viscosity and API (approximately 22 API);

•	Fixed producer “upgrading” facilities to increase the API have been limited by the poor economics of small scale and short production life;

•	Upgrading is generally limited to de-asphalting (removal of heavy asphaltene components – up to 16% by mass) and vis-breaking (low temperature cracking).

Oil Sands

The world’s two largest sources of bitumen (and related extraction and recovery operations) are in Canada and in Venezuela. There is also known oil shale or bituminous reserves in USA, Mexico, South America, Africa, Kazakhstan and other locations.

In Canada, oil sands are found in three locations in the province of Alberta: The Athabasca, Peace River and Cold Lake regions. They cover 141,000 square kilometers (Camp, 1976, 1977; Cameron Engineers, 1978; Alberta Energy, 2002). The Athabasca is the largest deposit area, located in the northeast part of Alberta. The total bitumen in place in Alberta is estimated at 1.7 to 2.5 trillion barrels (Morgan, 2001; Alberta Energy, 2002).

In 2005 about 1 million barrels of oil per day were being produced from oil sands primarily from three projects: Suncor, Syncrude joint venture and Albion Sands (Athabasca Oil Sands Project) joint venture. It is estimated that production will triple to 2.8-3 million barrels per day by 2015. About 300 billion barrels are estimated to be recoverable using current open pit mining and in-situ technologies (Mathieson and Stenason, 2001). The amount of this reserve is equivalent to over $30 trillion at current prices of oil.

Oil Sands Production in Canada

The Canadian oil sands industry is dominated by large integrated multi-national companies, including Albion Sands Energy Inc., Canadian Natural Resources Limited, Chevron, EnCana Corporation Husky Energy Inc. Imperial Oil Resources Limited Petro-Canada (Fort Hills), Shell Canada Limited, Suncor Energy Inc. and Syncrude Canada Ltd.

Upcoming players include (with projects under development or already underway) TOTAL (Joslyn), Exxon Mobil, Synenco, Fort Hills (UTS), Kearl Lake Project with Imperial Oil Resources Limited, and BP (British Petroleum).

Alberta’s oil sands (1.74 trillion barrels)f are not only the world’s largest capital project but now represent 60 per cent of the world’s investable oil reserves.g But to produce one million barrels of oil a day, industry requires withdrawals of enough water from the Athabasca River to sustain a city of two million people every year.h Despite some recycling, the majority of this water never returns to the river and is pumped into some of the world’s largest man-made dykes containing toxic waste.i By 2015, the Canadian Association of Petroleum Producers predicts that oil sands production may total as much as three million barrels a day.j

f Alberta Energy:http://www.energy.gov.ab.ca/1876.asp.

g CIBC World Markets, December 8, 2000, p 1.

h Down to the Last Drop: The Athabasca River and the Oil Sands, Pembina Institute, March 2006, p.ii.

i Canada’s Oil Sands: Opportunities and Challenges to 2015: An Update, NEB, June 2006, p.38.

j Canadian Oil Sands Outlook, EIA 2007 Annual Energy Outlook, March 2007.

Oil sands extraction usually takes at least two tons of oil sand to fill one barrel of upgraded synthetic crude oil. Furthermore, for every barrel of synthetic oil produced in Alberta, more than 80 kg of greenhouse gases are released into the atmosphere, and 3 to 5 barrels of waste water are dumped into tailing ponds.k Production waste streams released into ponds have still relatively large amounts of unrecovered bitumen and expensive diluents (as much as 4%). In large volumes typical for the oil extraction, these waste streams pose major environmental burden as well as lost economic potential, creating a multibillion dollar opportunity.

Bitumen and naphtha recovery processes involve separation of the complex mixtures of mineral matter (sand, clay), water and small amounts of soluble organic from the bitumen. Current operators use a combination of energy (hydro-transport, heat, conventional mixing) chemical (caustic) addition, flotation and light solvent dilation to achieve the necessary separations.

Petrosonic Opportunity

We believe Petrosonic will be able to take advantage of an opportunity that traditional upgrading technology cannot address – upstream upgrading on smaller scales. The viability of upgrading is constantly changing due to production mix, refining infrastructure costs, and oil pricing. However, there are three markets for small upgraders that make sense:

•	Pipeline systems where access to the pipeline requires blending of heavy oil. Condensate prices and heavy oil differentials have been stable for some time and long term projections indicate that low condensate prices following the global economic slow-down will be short-lived;

•	Heavy oil producers in markets where light oil dominates refinery infrastructure. Internationally there are several markets like this; and

•	Markets where upgrading asphalt by-products can command premium prices. This is especially attractive in North America given the economic infrastructure stimulus measures being implemented.

To take advantage of these opportunities Petrosonic must be able to:

•	Economically upgrade heavy oil from small and medium sized producers right in the field;

•	Add value and allow producers to capture a larger share of the market price for refinery products; and

•	Provide operating plants to heavy oil producers in return for tolling process fees or purchase heavy oil at a premium to blenders.

Upgraded oil provides uplift in crude’s value and eliminates issues related to transport of crude oil to pipeline and refinery companies.

The Petrosonic Process

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

k Environmental Research and Studies Centre, University of Alberta, 2007.

Petrosonic Test Data

The Company has completed an extensive test program of heavy oils both in house and independently with the complete Petrosonic upgrading process which has shown to consistently achieve the target improvements in API. The tests were carried out in our R&D site in Richmond, British Columbia (in house) and the lab work for the specifics of the de-asphalted oil and asphaltenes generated was carried out by Alberta Research Council in their laboratory (independent) in Edmonton, Alberta. The tests were carried out during 2010 and 2011. For Canadian bitumen samples this represents an upgrade from nominally 10° API to 25° API. The test program included heavy oils and bitumen from the Canadian Athabasca and Lloydminster fields, heavy oil from USA refineries, and crude oil from two international oil producers. The testing was conducted at Petrosonic’s Sonoprocess™ Facility in Richmond, British Columbia and at the Petrosonic Facility located in Albania. The Petrosonic upgraded oil quality is typically:

•	Density - from 23° to 28° API gravity, meeting pipeline specifications.
•	Viscosity - less than 100 cSt at 25°C (greater than 99% reduction), meeting pipeline specifications.
•	Liquid yields - From 85% to 92% by volume depending on the quantity and quality of asphaltene by- product required.
•	Sulphur - reduction by up to 40% by mass.
•	Heavy Metals - typical reduction of Vanadium up to 80% and Nickel by up to 88% by mass.

The following table illustrates some of the data from the extensive test program that PETROSONIC has conducted. This is critical in establishing the application of the Petrosonic process on a broad basis.

The table below (Table 1) shows key performance parameters for Alberta/Cold Lake Oil:

Table 1

Analysis	Raw Bitumen	Upgraded Oil [Petrosonic ID: 090309E-2]
Total Acid Number (TAN)	1.24	1.18
API Gravity	14.4	26.0
Density @15[o]C	0.9690	0.8982
Nickel	46	17
Vanadium	95	38
Sulphur	3.62	2.46

Table 2 shows a PONA (fundamental heavy oil testing of paraffins, olefins, napthenes and aromatics) summary by hydrocarbon group for Alberta/Cold Lake oil using commercially available light naphtha:

Table 2

	Raw Bitumen		Upgraded Oil [Petrosonic ID: 090309E-2]
Group	% Wt	% Mol	% Wt	% Mol
Aromatics	14.175	14.871	17.318	18.545
i-Paraffins	25.572	23.856	24.912	24.031
Naphthenes	30.728	33.450	19.017	20.217
Olefins	11.431	11.147	5.064	4.837
Paraffins	4.715	4.695	30.547	29.677
Oxygenates	0.000	0.000	0.000	0.000
Unidentified	13.380	11.981	3.142	2.694
Plus	0.000	0.000	0.000	0.000
TOTAL	100.00	100.00	100.00	100.00

Table 3 shows a PONA summary by carbon number for Alberta/Cold Lake oil. Table 3 reflects the effectiveness of the Petrosonic upgrading process through the clear reduction in the oil’s carbon number from C9/C10 to C7/C8, which indicates clearly the generation of new lighter end fractions, each having a lower density and thus serving to increase the API. Given the high sensitivity of the API calculation to density, even small changes in density create significant gains in API quality.

Table 3

	Raw Bitumen		Upgraded Oil [Petrosonic Code 090309E-2]
Carbon #	% Wt	% Mol	% Wt	% Mol
C4	0.001	0.002	-	-
C5	0.060	0.100	0.079	0.125
C6	3.063	4.296	2.979	4.053
C7	17.245	21.005	21.711	25.435
C8	17.245	18.619	33.183	33.915
C9	29.209	27.721	25.799	23.367
C10	17.940	15.127	10.057	8.179
C11	1.511	1.149	2.512	1.868
C12	-	-	0.478	0.328
C13	-	-	0.049	0.030
C14	-	-	0.010	0.006
>C15	13.726	11.981	3.143	2.694
TOTAL	100.00	100.00	100.00	100.00

The following table (Table 4) illustrates some of the data from the extensive test program that Petrosonic has conducted. This is critical in establishing the application of the Petrosonic process on a broad basis.

Table 4

		Raw					Upgraded
						Total Acid					Total Acid
	Specific	API	Vanadium	Nickel	Sulphur	Number	API	Vanadium	Nickel (g)	Sulphur	Number
Country	Source		(g)	(g)	(%)	(TAN)		(g)		(%)	(TAN)

Canada	CP	10.6	169.0	80.0	4.5	0.98	24.5	29.2	12.0	2.64	0.73
Canada	CDL	14.4	95.0	46.0	3.62	1.24	26.0	38.0	17.0	2.46	1.18
US (Texas)	TG	17.4	12.0	5.4	3.73	0.59	27.9	4.2	1.9	2.78	0.99
US (Texas)	TK	14.9	15.0	16.0	3.85	0.56	27.5	4.4	4.2	2.51	0.58
US (Texas)	TQ	11.2	15	16	3.33	1.71	25.9	2.9	3.1	2.51	0.55
Albania	AB	10.8	348.4	68.5	5.96	0.56	25.1	56	8.6	3.96	0.3
Albania	AD	10.2	287.0	57.0	3.98	0.52	29.0	65.9	12.2	3.27	0.73
Albania	AM	21.0	110.0	19.0	2.43	1.07	31.9	48.4	7.7	2.88	0.85
Venezuela	VP	9.4	492.0	105.0	4.26	5.26	21.7	220	45.4	2.96	3.68
US (Utah)	US	14.5	23.8	12.2	1.18	3.19	32.5	1.7	1.0	0.62	0.26

Stages in the Petrosonic Process

Step 1: Solvent De-asphalting

The primary process of solvent de-asphalting dissolves bitumen in a common paraffinic solvent. The solvent is selected to ensure complete dissolution of the oil-soluble component of the bitumen with the solvent to form a De-asphalted Oil (DAO) while the insoluble hydrocarbon component known as asphaltenes are readily filtered through simple separation. This asphaltene fraction is concentrated with heavy metals such as nickel and vanadium as well as sulphur.

The Petrosonic reactor, using its patented low-frequency / high-energy / high-amplitude reactor design, allows for significant improvement in the mass transfer efficiency of the solvent de-asphalting step in particular, cutting the de-asphalting time required from 6 to 10+ hours to 2 minutes.

Step 2: Solvent Recovery

At the completion of the two-stage Petrosonic upgrading process, the upgraded oil is required to be separated from the solvent through a standard solvent recovery process such as an evaporator or distillation column. Given the significant differential in boiling points of the upgraded oil and the solvent for recovery, the separation process is economical and readily applicable to recover solvent with a solvent residual of less than 4% remaining in the oil and probably below 2%. Such a small solvent residual in the oil is well within the expected quality parameters for pipeline and refinery specifications. The recovered solvent is reused at the solvent de-asphalting stage to complete the closed loop on the Petrosonic upgrading process.

Petrosonic’s Technology

SonoProcess

We believe Petrosonic’s technology advantage is based upon the use of our Petrosonic reactor technology and the unique cavitational and enhanced mass transfer effects that it provides. Petrosonic has developed a unique competency in the design of enhanced mass transfer energy processes and the proprietary applications that result from this.

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

The Petrosonic reactor has been designed and built in a variety of configurations but all Petrosonic process development is undertaken on full scale units:

•	Petrosonic reactors are based on low-frequency / high-amplitude Petrosonic energy reactors;

•	A patented electromagnetic drive puts a massive steel bar into resonance and this allows efficient transfer of energy to the reaction chambers;

•	There are no moving parts and so Petrosonic reactors have a high reliability and operational availability;

•	The reaction chambers are attached at the mid-node points one half wavelength from the drive system, enabling the reactors to apply Petrosonic energy to physical, chemical and biological processes; and

•	Petrosonic reactors are thus able to achieve more sustainable processes – better reactivity, less reagents, less energy, greater effectiveness and more product for overall economic advantage.

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

Competition

Currently heavy oil is upgraded by refineries and upgraders (refineries that upgrade crude to synthetic crude grade level but not to full end products such as diesel, jet fuel etc.). These facilities refine large quantities of crude from 60,000 to 500,000 bbl/day and they are capital intensive, require long lead times, significant engineering and intensive water use.

There have been other technologies introduced that upgrade heavy oil via other methods such as Headwaters Incorporated’s proprietary HCAT technology or Ivanhoe Energy’s HTL heavy oil upgrading technology. However, these technologies upgrade heavy crudes in smaller volumes and are also very complex, capital intensive and require intense use of energy and water. They also have the associated environmental downsides such as carbon emissions.

Disadvantages of Petrosonic Process/Technology

There are few inherent disadvantages to the Petrosonic process.  The technology has been proven on other applications but long-term 24 hour operations have not been attempted as prior successful commercialization efforts did not require long-term, 24 hour operations. In addition, one sonicator at current dimensions can process up to 500 barrels of heavy oil per day. While this processing capacity can be an advantage for small and medium size operations it may be considered as a disadvantage for larger operations.

In addition, there are technical and logistical risks associated with the heavy oil upgrading technology rollout in Albania.  These risks can be attributed to two general categories of risk:  operational and logistical, which are influenced by the market risk factors which are presented separately.

The design of the equipment was based on an estimation of both the required solvent as well as the regional heavy crude oil expected to be upgraded at site.  Any changes and variations in either the solvent or the heavy oil will impact the overall ability to commission the project.  Remaining equipment to be ordered is minor in scope but any delays or problems in sources of supply from European sources could lead to minor delays.

The ability to procure suitable safe installation for commissioning the equipment is critical given the limited number of suitable contractors available in Albania.  The ability to source and deliver piping, equipment could cause commissioning or optimization delays.  The equipment to be assembled into a continuous heavy oil upgrading process has not been operated in the proposed configuration elsewhere. The process is expected to operate as designed but unforeseen assembly and commissioning situations are normal and expected.  Remaining equipment to be ordered is minor in scope but any delays or problems in sources of supply from European sources could lead to minor delays.

Marketing and Sales Strategy

Petrosonic’s business model is to provide integrated upgrading systems to heavy oil producers in exchange for revenue sharing in the economic uplift produced as a result of the Sonoprocessing™. Given the relative ease of integration and transportation, the process is designed to be easily applicable to the upstream and midstream constituents. The immediate marketing and sales strategy is to sell our processing services on toll or joint venture basis to heavy oil upstream producers directly. As a result, business models can take on various forms:

•	Oil Producers: Decrease viscosity and need for diluents; improve quality; increase marketability; increase price.

•	Pipeline Operators: Decrease viscosity and need for diluent resulting in increased throughput.

•	Storage & Blending Operators: Increase yield and quality.

•	Refiners: Increase yield and quality. Rapid de-asphalting with less diluent and less cost. De-bottleneck refinery.

Customers

Our target customers are heavy oil producers, industrial groups that consume heavy oil and refineries that refine heavy oil. In addition, our potential customers consist of heavy oil trading companies and asphalt producers and consumers of asphalt products such as construction companies that require asphaltenes as raw material for production of asphalt. Currently the Company has no customers.

Employees

We have currently 2 full-time employees and 3 part-time employees, as well as, several independent consultants. We plan to hire a Chief Financial Officer and three local operations staff in Albania during the first year of its operations. The Company has identified potential candidates for such positions, and expects to proceed with such hires once it has secured the requisite financing.

Environmental Laws and Regulations

The Company may be subject to various environmental laws and regulations in the countries in which it operates. With respect to Albania, the Company will require an environmental permit for its facility and a fire safety permit. The Company has prepared all the necessary paperwork and information and has applied for the environmental permit and is in discussion with all governmental authorities regarding the issuance of the permit by the end of October 2012. Since the Company does not require any use of water, extensive energy or generate any emissions it does not fall under more complicated and lengthy environmental permit requirements typical for refineries or upgraders. The Company plans to install all necessary equipment required for anti-fire measures and regulations in the country.

Procurement of Equipment

The Company will rely on a third party contractor to manufacture the sonicators and other related equipment according to its patented design and specifications. The company has received quotes from the third party manufacturer and expects that it will be able to obtain all the necessary equipment to grow its processing capacity in the future. The manufacturer has the production and financial capability and capacity to fulfill our orders in the future. In addition, the company has access to several local and international fabricators and engineering firms to carry out the necessary assembly of the equipment and increase capacity of its processing plant in the future.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Form 10-K/T before making an investment decision with regard to our securities. The statements contained in or incorporated into this Form 10-K/T that are not statements of historic or present facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to our Business

We have incurred losses in prior periods and may incur losses in the future.

We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that future operations will be profitable.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our future is dependent upon our ability to obtain financing.  If we do not obtain such financing, we may have to cease our activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future.  We will require additional financing in order to proceed beyond the establishment of our own stand-alone facilities, including the processing facility in Albania.  We will also require additional financing to pay the fees and expenses necessary to operate as a public company.  We will also need more funds if the costs of the development and operation of our existing technologies are greater than we have anticipated.  We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required.  Our future is dependent upon our ability to obtain financing.  If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Because we may never earn revenues from our operations, our business may fail and investors may lose all of their investment in our Company.

We have no history of revenues from operations.  We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  Our company has a limited operating history.  If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Prior to completion of the oil processing facility in Albania, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from our processing facilities in the future, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability.  If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

We may not be fully indemnified against financial losses in all circumstances where damage to or loss of property, personal injury, death or environmental harm occur.

As is customary in our industry, our contracts will typically provide that our customers indemnify us for claims arising from the injury or death of their employees, the loss or damage of their equipment, damage to the reservoir and pollution emanating from the customer’s equipment or from the reservoir (including uncontained oil flow from a reservoir). Conversely, we will typically indemnify our customers for claims arising from the injury or death of our employees, the loss or damage of our equipment, or pollution emanating from our equipment. Our contracts will typically provide that our customer will indemnify us for claims arising from catastrophic events, such as a well blowout, fire or explosion.

Our indemnification arrangements may not protect us in every case. For example, from time to time we may enter into contracts with less favorable indemnities or perform work without a contract that protects us; our indemnity arrangements may be held unenforceable in some courts and jurisdictions; or we may be subject to other claims brought by third parties or government agencies. Furthermore, the parties from which we seek indemnity may not be solvent, may become bankrupt, may lack resources or insurance to honor their indemnities, or may not otherwise be able to satisfy their indemnity obligations to us. The lack of enforceable indemnification could expose us to significant potential losses.

Further, our assets generally are not insured against loss from political violence such as war, terrorism or civil commotion. If any of our assets are damaged or destroyed as a result of an uninsured cause, we could recognize a loss of those assets.

Our operations are subject to environmental and other laws and regulations that may expose us to significant liabilities and could reduce our business opportunities and revenues.

We are subject to various laws and regulations relating to the energy industry in general and the environment in particular. An environmental claim could arise with respect to one or more of our current businesses, products or services, or a business or property that one of our predecessors owned or used, and such claims could involve material expenditures. Generally, environmental laws have in recent years become more stringent and have sought to impose greater liability on a larger number of potentially responsible parties. The scope of regulation of our industry and our products and services may increase further following the April 2010 accident in the Gulf of Mexico, including possible increases in liabilities or funding requirements imposed by governmental agencies. We also cannot ensure that our future business, if any, will be profitable in light of new regulations that have been and may continue to be promulgated and in light of the current risk environment and insurance markets. Additional regulation could increase the costs of conducting our business and could materially reduce our business opportunities and revenues if our customers decrease their levels of activity in response to such regulation.

We are subject to significant foreign exchange and currency risks that could adversely affect our operations and our ability to reinvest earnings from operations, as well as mitigate our foreign exchange risk through hedging transactions may be limited.

Since we currently conduct a significant portion our operations outside the United State of America, our business is subject to foreign currency risks, including currency exchange rates fluctuations and difficulties in converting local currencies into U.S. dollars. The exchange rates between the Albanian Lek, the Canadian dollar, the Euro and the U.S. dollar and other foreign currencies is affected by, among other things, changes in local political and economic conditions. Such currency fluctuations may materially affect the Company’s financial position and results of operations and a material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets.

We generally attempt to denominate our contracts in U.S. dollars or in the currencies of our costs. However, we may enter into contracts that subject us to currency risk exposure, primarily when our contract revenue is denominated in a currency different than the contract costs. We anticipate that a significant portion of our consolidated revenue and consolidated operating expenses will be in foreign currencies. As a result, we will be subject to significant foreign currency risks, including risks resulting from changes in foreign exchange rates and limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.

Customer credit risks could result in losses.

The concentration of our future customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Those countries that rely heavily upon income from hydrocarbon exports would be hit particularly hard by a drop in oil prices. Further, laws in some jurisdictions in which we may operate could make collection difficult or time consuming. We will perform ongoing credit evaluations of our customers and generally do not plan to require collateral in support of our trade receivables. While we may maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

Global political, economic and market conditions could affect projected results.

Our operating results are based on our current assumptions about oil supply and demand, oil prices, rig count and other market trends. Our assumptions on these matters are in turn based on currently available information, which is subject to change. The oil industry is extremely volatile and subject to change based on political and economic factors outside our control. A weakened global economic climate generally results in lower demand and lower prices for oil, which reduces drilling, processing and production activity, which in turn results in lower revenues and income for us. Worldwide drilling activity and global demand for oil may also be affected by changes in governmental policies and sovereign debt, laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change.

Worldwide economic conditions, and the related demand for oil, may in future periods be significantly weaker than we have assumed.

We may be unable to recognize our expected revenues from current and future contracts.

Our potential customers, some of whom may be national oil companies, often have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenues and/or profits.

Increases in the prices and availability of our raw materials could affect our results of operations.

We use significant amounts of raw materials (including steel and other metals, chemicals, plastics, polymers and energy inputs) for manufacturing our products, facilities and some of our fixed assets. The price of these raw materials has a significant impact on our cost of producing products for sale or constructing fixed assets used in our business. There can be no assurance that the prices of our raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.

Our long-term growth depends upon technological innovation and commercialization.

Our ability to deliver our long-term growth strategy depends in part on the commercialization of new technology. A central aspect of our growth strategy is to improve our products and services through innovation, to obtain technologically advanced products through internal research and development and/or acquisitions, to protect proprietary technology from unauthorized use and to expand the markets for new technology by leveraging our infrastructure. Our success will depend on our ability to commercialize the technology that we have acquired and demonstrate the enhanced value our technology brings to our customers’ operations. Our major technological advances include, but are not limited to, those related to the design of enhanced mass transfer energy processes and reactors. We cannot be assured of the successful commercialization of, and above-average growth from, our new products and services, as well as legal protection of our intellectual property rights. Any failure in the commercialization of our technology could adversely affect our business and results of operations.

If we are unable to enforce our intellectual property rights or if our intellectual property rights become obsolete, our competitive position could be adversely impacted.

We utilize a variety of intellectual property rights in our services. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, challenged or infringed upon. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the United States. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could diminish. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and financial performance could be materially and adversely affected.

International and political events may adversely affect our operations.

A significant portion of our revenue will be derived from foreign operations, which exposes us to risks inherent in doing business in each of the countries where we transact business. The occurrence of any of the risks described below could have a material adverse effect on our business operations and financial performance. With respect to any particular country, these risks may include:

•	expropriation and nationalization of our assets in that country;

•	political and economic instability;

•	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

•	currency fluctuations, devaluations, and conversion restrictions;

•	confiscatory taxation or other adverse tax policies;

•	governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;

•	governmental activities that may result in the deprivation of contract rights; and

•	governmental activities that may result in the inability to obtain or retain licenses required for operation.

Due to the unsettled political conditions in many oil-producing countries, our financial performance is subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Our customer’s operations are conducted in areas that have significant amounts of political risk. In addition, military action or continued unrest in the Middle East could impact the supply and price of oil, disrupt our customer’s operations in the region and elsewhere, and increase our costs related to security worldwide.

Economic and political developments in Albania may adversely affect our business.

A significant portion of our operations and assets are currently located in Albania. As a result, our financial condition, results of operations and business may be affected by and are subject to the general condition of the Albanian economy, the devaluation of the Albania Lek as compared to the U.S. Dollar, Albanian inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Albania, including changes in the laws and policies that govern foreign investment, as well as changes in United States laws and regulations relating to foreign trade and investment, over which we have no control. There can be no assurance as to the future effect of any such changes on our results of operations, financial condition, or cash flows.

The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs, or liabilities. Any significant interruptions in the operations of any of our facilities could materially and adversely affect our business, financial condition, and results of operations.

Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil. These hazards and risks include, but are not limited to, the following:

•	natural disasters;

•	weather-related disruptions;

•	fires;

•	explosions;

•	pipeline ruptures and spills;

•	third-party interference;

•	disruption of natural gas deliveries;

•	disruptions of electricity deliveries; and

•	mechanical failure of equipment at our refineries or third-party facilities.

Any of the foregoing could result in production and distribution difficulties and disruptions, environmental pollution, personal injury or wrongful death claims, and other damage to our properties and the properties of others. There is also risk of mechanical failure and equipment shutdowns both in general and following unforeseen events.

Our activities will initially be conducted at our facility in Albania. This facility constitutes a significant portion of our operating assets. Because of the significance to us of this operation, the occurrence of any of the events described above could significantly disrupt our processing of crude oil, and any sustained disruption could have a material adverse effect on our business, financial condition, and results of operations.

We may incur significant costs to comply with environmental and health and safety laws and regulations.

Our operations and properties are subject to extensive national, state, and local environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use, and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, waste management, characteristics, and the monitoring, reporting, and control of greenhouse gas emissions. If we fail to comply with these regulations, we may be subject to administrative, civil, and criminal proceedings by governmental authorities, as well as civil proceedings by environmental groups and other entities and individuals. A failure to comply, and any related proceedings, including lawsuits, could result in significant costs and liabilities, penalties, judgments against us, or governmental or court orders that could alter, limit, or stop our operations.

In addition, new environmental laws and regulations, including new regulations relating to alternative energy sources, new regulations relating to fuel quality, and the risk of global climate change regulation, as well as new interpretations of existing laws and regulations, increased governmental enforcement, or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. We are not able to predict the impact of new or changed laws or regulations or changes in the ways that such laws or regulations are administered, interpreted, or enforced. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. To the extent that the costs associated with meeting any or all of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition, and results of operations.

We may not have sufficient crude oil to be able to run our Albania facility at full capacity.

Our Albania facility will process crude oil from the local regions around the facility. To the extent sufficient local crude oil cannot be contracted to process and we are unable to contract sufficient crude oil from non-local sources to supply the Albania facility, we may not have sufficient crude oil to run the Albania facility at full capacity, which could have a material adverse impact on our business, financial condition, and results of operations.

We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations.

Our operations require numerous permits and authorizations under various laws and regulations, including environmental and health and safety laws and regulations. These authorizations and permits are subject to revocation, renewal, or modification and can require operational changes, which may involve significant costs, to limit impacts or potential impacts on the environment and/or health and safety. A violation of these authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or refinery shutdowns. In addition, major modifications of our operations could require modifications to our existing permits or expensive upgrades to our existing pollution control equipment, which could have a material adverse effect on our business, financial condition, or results of operations.

Risks Associated with our Company and our Securities

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realize there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

i)	The Company’s management is relying on external consultants for purposes of preparing its financial reporting package and may not be able to identify errors and irregularities in the financial reporting package before its release as a continuous disclosure document.

ii)	As the Company is governed by one officer who is also a director, there is an inherent lack of segregation of duties and lack of independent governing board.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

All of our assets, and our sole officer and director, are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our directors and officers.

All of our assets are located outside the United States. In addition, our sole officer and director is a national and resident of a country other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our director and officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or our directors and officers.

Our business is dependent on key executives and the loss of any of our key executives could adversely affect our business, future operations and financial condition.

We are dependent on the services of key executives, including our Chief Executive Officer, Art Agolli. Mr. Agolli has many years of experience and an extensive background in the oil industry in general. We may not be able to replace that experience and knowledge with other individuals. We do not have “Key-Man” life insurance policies on our key executives. The loss of our key executives or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to our company and shareholders for damages for breach of fiduciary duty as a director or officer to the extent provided by Nevada law.  The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup.  These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our stock is categorized as a penny stock.  Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a penny stock.  The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends.  Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends.  We presently intend to retain all earnings for our operations.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets.

Our common shares are currently traded under the symbol “PSON,” but currently with low or no volume, based on quotations on the “Over-the-Counter Bulletin Board,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable.  Additionally, many brokerage firms may not be willing to effect transactions in the securities.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse.  Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the future volatility of our share price.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our Articles of Incorporation authorize the issuance of up to 843,750,000 shares of common stock with a par value of $0.001 per share. Our Board of Directors may choose to issue some or all of such shares to acquire one or more companies or properties and to fund our overhead and general operating requirements. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

ITEM 2.	PROPERTIES

Our head office is located at Suite 204, 205 – 9th Avenue SE, Calgary, AB, Canada, T2G 0R3. Our sole director is letting the Company use his office free of charge in order to save costs until the Company can lease an office when requisite funding is in place. Our main telephone number is (403) 708-7869.

The Company has an office in Fier, Albania at same location where its processing plant is located. Albania’s heavy oil upstream and downstream industries are located in Fier and the facility is only a few miles away from the heavy oil producing fields. It is also located 35 kilometers away from Albania’s only deep sea port and export facility, the PIR Vlora terminal. The office is offered by the Albanian partner free of charge until the Company signs a lease agreement when requisite funding is in place.

ITEM 3.	LEGAL PROCEEDINGS

None.

PART II

ITEM 5.	MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the Financial Industry Regulatory Authority’s (“FINRA”) Over-the-Counter marketplace under the name “Petrosonic Energy, Inc.” and under the symbol “PSON”. Our common stock par value is $0.001 per share.

There is no established trading market for shares of our common stock and there has been a limited number of trades of our common stock on the OTCBB during the last two fiscal years. We cannot provide assurance that any established trading market for our common stock will develop or be maintained.

The following table sets forth, for the fiscal quarters indicated, the high and low sale price for our common stock, as reported on the OTCBB. The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

	High Bid	Low Bid

Transition Period 11-01-11 to 12-01-11	No activity	No activity

Fiscal Year Ended	High Bid	Low Bid
October 31, 2011

Fourth Quarter 08-1-11 to 10-31-11	1.05	1.05
Third Quarter 05-1-11 to 07-31-11	1.75	1.01
Second Quarter 02-1-11 to 04-30-11	0.85	0.85
First Quarter 11-1-10 to 01-31-11	0.90	0.65

Fiscal Year Ended	High Bid	Low Bid
October 31, 2010

Fourth Quarter 08-1-10 to 10-31-10	0.65	0.32
Third Quarter 05-1-10 to 07-31-10	0.59	0.27
Second Quarter 02-1-10 to 04-30-10	0.45	0.15
First Quarter 11-1-09 to 01-31-10	0.15	0.15

Shareholders

As at December 31, 2011 there were approximately 50 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Signature Stock Transfer, Inc. The transfer agent’s address is 2632 Coachlight Court, Plano, Texas 75093 and its phone number is (972) 612-4120.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the fiscal year ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or on a current report on Form 8-K that was filed during the 2011 fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K/T. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K/T. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes of Petrosonic Energy, Inc. for the two months ended December 31, 2011 and the years ended October 31, 2011 and 2010.

Overview

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

Results of Activities

Two Months Ended December 31, 2011

Selling, general and administrative expenses, and others

Operating expenses: Operating expenses were $3,022 for the two months ended December 31, 2011. Operating expenses during the two months ended December 31, 2011 consisted of filing fees and legal fees associated with the preparation and EDGAR filing of our October 31, 2011 annual report on Form 10-K filed with the Securities and Exchange Commission on December 16, 2011.

Fiscal Year Ended October 31, 2011 versus Fiscal Year Ended October 31, 2010

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

Liquidity and Capital Resources

At December 31, 2011, we had total assets of $378, comprised solely of cash and total liabilities of $48,765 compared to total assets of $3,310 and total liabilities of $48,675 at October 31, 2011. We had a net working capital deficit of $48,387 at December 31, 2011 compared to a net working deficit of $45,365 at October 31, 2011. We incurred an aggregate deficit of $89,400 since inception.

Net cash used in operating activities was $2,932 for the two months ended December 31, 2011. Cash used in operating activities was primarily due to payment of legal and filing fees incurred during the period.

During the two months ended December 31, 2011, the Company did not generate cash from financing activities.

At December 31, 2011, $42,000 was due to our former President for funds advanced towards working capital. There can be no assurance that funds will be advanced as required or that other methods of financing will be available or accessible on reasonable terms.

Our cash needs are primarily for working capital to develop our operations.  We presently finance our operations through debt and equity financings. We presently operate with minimum overhead costs and need to raise additional capital to fund any future plan of operations. The Company's management is exploring a variety of options to meet the Company's cash requirements and future capital requirements, including the possibility of equity offerings, debt financing, and business combinations. We do not have any arrangements in place for any future financing at this time. If we fail to obtain any financing, that will have a material adverse effect on our business and may force us to cease operations.

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

Critical Accounting Policies

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

PETROSONIC ENERGY, INC.

(a Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Petrosonic Albania SHA.

(a Development Stage Company)

Tirana, Albania

We have audited the accompanying balance sheets of Petrosonic Albania SHA. (a development stage company) (the “Company”) as of December 31, 2011and December 31, 2010 and the related statements of expenses, shareholders’ equity, and cash flows for the years ended December 31, 2011 and December 31, 2010 and the period from May 24, 2010 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and December 31, 2010 and the results of its operations and its cash flows for the years then ended and the period from May 24, 2010 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered reoccurring losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/MALONEBAILEY, LLP

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

July 20, 2012

Petrosonic Albania SHA.

(A Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash	$1,655	$146
Valued-added taxes receivable	86,136	3,725

Total current assets	87,791	3,871
Property and equipment, net	617,924	183,874
TOTAL ASSETS	$705,715	$187,745

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$204,176	$-
Total liabilities	204,176	-
Stockholders' equity:
Common stock, 100,000 shares authorized, $25.64 par value - 60,195 and 60,017 shares issued and outstanding, respectively	1,543,406	1,538,836
Additional paid-in capital	(1,008,356)	(1,331,364)
Other comprehensive income	1,607	69
Deficit accumulated during the development stage	(35,118)	(19,796)
Total stockholders’ equity	501,539	187,745
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$705,715	$187,745

See accompanying notes to audited financial statements.

Petrosonic Albania SHA.

(A Development Stage Company)

Statements of Expenses

	Year Ended December 31,		Inception (May 24, 2010) through December 31,
	2011	2010	2011
Expenses

General and administrative expenses	$15,322	$19,796	$35,118

Total operating expenses	15,322	19,796	35,118

Net loss	$(15,322)	$(19,796)	$(35,118)
Other Comprehensive income,
Foreign currency translation adjustment	1,538	69	1,607
Comprehensive loss	$(13,784)	$(19,727)	$(33,511)

Loss per common share - Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	2,564,000	2,564,000

See accompanying notes to audited financial statements.

Petrosonic Albania SHA.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended		May 24, 2010 (inception)
	December 31,		through
	2011	2010	December 31, 2011
Cash flows from operating activities
Net loss	$(15,322)	$(19,796)	$(35,118)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Receivables	(82,411)	(3,725)	(86,136)
Accounts payable and accrued expenses	204,176	-	204,176
Net cash (used in) provided by operating activities	106,443	(23,521)	82,922

Cash flows from investing activities
Cash paid for purchase of property and equipment	(438,833)	(183,874)	(622,707)
Net cash used in investing activities	(438,833)	(183,874)	(622,707)

Cash flows from financing activities
Contributed capital	327,578	207,472	535,050
Net cash provided by financing activities	327,578	207,472	535,050
Effect of exchange rate changes on cash	6,321	69	6,390
Net increase in cash	1,509	146	1,655
Cash at the beginning of the year	146	-	-
Cash at the end of the year	$1,655	$146	$1,655
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-cash investing and financing transactions:
Shareholders’ paid in capital for acquisition of license	$4,570	$1,538,836	$1,538,836

See accompanying notes to audited financial statements.

Petrosonic Albania SHA.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the period from May 24, 2010 (Inception) to December 31, 2011

	Common Stock		Additional Paid in	Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at May 24, 2010 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued for license	60,000	1,538,400	(1,538,400)	-	-	-

Common stock issued for contributed capital	17	436	(436)	-	-	-

Contributed capital	-	-	207,472	-	-	207,472

Other comprehensive income	-	-	-	69	-	69

Net loss	-	-	-	-	(19,796)	(19,796)

Balance at December 31, 2010	60,017	$1,538,836	$(1,331,364)	$69	$(19,796)	$187,745

Common stock issued for contributed capital	178	4,570	(4,570)	-	-	-

Contributed capital	-	-	327,578	-	-	327,578

Other comprehensive income	-	-	-	1,538	-	1,538

Net loss	-	-	-	-	(15,322)	(15,322)

Balance at December 31, 2011	60,195	$1,543,406	$(1,008,356)	$1,607	$(35,118)	$501,539

See accompanying notes to audited financial statements.

PETROSONIC ALBANIA SHA.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

Note 1 – Organization, nature of operations and summary of significant accounting policies

Organization and nature of operations

Petrosonic Albania Sha.,(the “Company”) was incorporated on May 24, 2010 in Tirana, Albania. The Company has not generated revenues since inception. The two initial shareholders are Sonoro Energy Ltd (a Canadian publicly traded company in TSX- symbol; SNV) and Albnafta, Ltd, an Albanian private company. The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Petrosonic Albania Sha. is a company that operates in de-asphalting and separation of asphalt from heavy crude oil, oil sands, waste oils under a license agreement with Sonoro Energy Ltd which allows the Company to use the propriety sonic technology which was developed, patented and owned by Sonoro Energy formerly Sonic Technology Solutions in the territory of Republic of Albania.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

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

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. There was no impairment of assets as of December 31, 2011 and December 31, 2010.

Research and development

Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the years ended December 31, 2011 and 2010, $-0- and $10,704, respectively, were expensed as research and development costs.

Income taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended December 31, 2010 and 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Foreign currency translation

Assets and liabilities of foreign operations are translated from Albanian Leks into United States dollar equivalents using the exchange rates in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders’ equity. Foreign currency transaction gains and losses are included in current earnings.

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with the standard for “Fair Value Measurements codified within ASC 820”, which defines fair values, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements:

• Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical asset or liabilities in active markets.

• Level 2 – inputs to the valuation methodology include closing prices for similar assets and liabilities in active markets, and inputs that are observable for the assets and liabilities, either directly, for substantially the full term of the financial instruments.

• Level 3 – inputs to the valuation methodology are observable and significant to the fair value.

Recently issued accounting pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its consolidated financial position or results of operations.

Note 2 - Going concern

As reflected in the accompanying financial statements, the Company has incurred reoccurring losses since inception. This raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related party transactions

During 2010, shareholders contributed $207,472 for the purchase of machinery. During 2011, shareholders contributed $327,578 for the building built by the Company in Albania.

Note 4 – Value-added taxes receivable

At December 31, 2011, the Company has $86,189 receivable from Tax Authorities for value added tax.

In April 2012, the Company filed for and received a refund of this tax amount from the government of Albania.

Note 5 - Shareholders’ equity

Common stock

The par value per share is 2,605 Albanian Leks, or approximately $25.64.

Sonoro Energy Ltd. received 60,000 common shares from the Company in exchange for Sonoro Energy’s heavy oil technology license as of December 31, 2011.

Albnafta Shpk received 195 shares as of December 31, 2011 in exchange for $117,067 cash contributions as of that date, and no additional shares in 2012.

Note 6 – Commitments and contingencies

Operating lease

Total rent expense for 2011 and 2010 was $9,209 and $0, respectively.

Note 7 – Income taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2011 and 2010, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $35,000 at 2011, and will expire in the years 2013.

The Company’s net deferred income tax asset as of December 31, 2011 and 2010, after applying the corporate income tax rate in Albania of 10%, are as follows:

	December 31, 2011	December 31, 2010

Nets operating loss carry forward	$3,512	$1,980

Valuation allowance	(3,512)	(1,980)

Total	-	-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Petrosonic Energy, Inc.

(a Development Stage Company)

Calgary, Canada

We have audited the accompanying balance sheets of Petrosonic Energy, Inc. (a development stage company) (the “Company”) as of December 31, 2011and October 31, 2011 and 2010 and the related statements of operations, shareholders’ deficit, and cash flows for the periods then ended and the period from June 11, 2008 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and October 31, 2011 and 2010 and the results of its operations and its cash flows for the periods then ended and the period from June 11, 2008 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered reoccurring losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/MALONEBAILEY, LLP

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

October 8, 2012

PETROSONIC ENERGY, INC.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	December 31,	October 31,	October 31,
	2011	2011	2010

ASSETS

Current Assets:
Cash	$378	$3,310	$2,340

Total Assets	$378	$3,310	$2,340

LIABILITIES

Current Liabilities:
Accounts payable	4,515	2,175	2,331
Accrued liabilities	2,250	4,500	4,500
Advance from shareholder	42,000	42,000	28,000

Total Liabilities	$48,765	$48,675	34,831

STOCKHOLDERS' DEFICIT

Common Stock
843,750,000 shares authorized, with a $0.001 par value Issued and outstanding: 67,149,000 shares as of December 31, 2011 and October 31, 2011, respectively	$67,149	$67,149	$67,149

Additional Paid-in Capital	(26,136)	(26,136)	(26,136)

Deficit Accumulated During the Development Stage	(89,400)	(86,378)	(73,504)

Total Stockholders' Deficit	(48,387)	(45,365)	(32,491)

Total Liabilities and Stockholders' Deficit	$378	$3,310	$2,340

See accompanying Notes to the Audited Financial Statements

PETROSONIC ENERGY, INC.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
STATEMENT OF OPERATIONS

	November 1, 2011	Fiscal Years Ended		For the Period From June 11, 2008 (date of inception)
	Through	October 31,		to December 31,
	December 31,2011	2011	2010	2011

EXPENSES

General and administrative expenses	$3,022	$12,874	$29,259	$89,400
Mineral property costs	-	-	-	-
Total Expenses	3,022	12,874	29,259	89,400

NET LOSS	$(3,022)	$(12,874)	$(29,259)	$(89,400)

LOSS PER SHARE:

Basic and Diluted	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

Basic and Diluted	67,149,000	67,149,000	67,149,000

See accompanying Notes to the Audited Financial Statements.

 PETROSONIC ENERGY, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Period from June 11, 2008 (date of inception) to December 31, 2011

	Common Shares		Additional Paid-in	Deficit Accumulated During the Development
	Number	Par Value	Capital	Stage	Total
		$	$	$	$
Balance June 11, 2008 (date of inception)	-	-	-	-	-

Shares issued for cash on June 17, 2008 at $0.00008889 per share	37,125,188	37,125	(33,825)	-	3,300

Shares issued for cash on September 19, 2008 at $0.0008889 per share	29,137,688	29,138	(3,238)	-	25,900

Shares issued for cash on October 6, 2008 at $0.0133339 per share	886,124	886	10,927	-	11,813

Net loss for the year	-	-	-	(11,642)	(11,642)

Balance, October 31, 2008	67,149,000	67,149	(26,136)	(11,642)	29,371

Net loss for the year	-	-	-	(32,603)	(32,603)

Balance, October 31, 2009	67,149,000	67,149	(26,136)	(44,245)	(3,232)

Net loss for the year	-	-	-	(29,259)	(29,259)

Balance, October 31, 2010	67,149,000	67,149	(26,136)	(73,504)	(32,491)

Net loss for the year	-	-	-	(12,874)	(12,874)

Balance, October 31, 2011	67,149,000	67,149	(26,136)	(86,378)	(45,365)

Net loss for period ended December 31, 2011	-	-	-	(3,022)	(3,022)

Balance, December 31, 2011	67,149,000	$67,149	$(26,136)	$(89,400)	$(48,387)

See accompanying Notes to the Audited Financial Statements

PETROSONIC ENERGY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	November 1, 2011 through December 31,	For the Years Ended October 31,		For the Period From June 11, 2008 (date of inception)
	2011	2011	2010	to December 31, 2011

CASH FROM OPERATING ACTIVITIES:

Net loss	$(3,022)	$(12,874)	$(29,259)	$(89,400)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	90	(156)	1,702	6,765
Prepaid expenses	-	-	498	-

Net Cash Provided By (Used In) Operating Activities	(2,932)	(13,030)	(27,059)	(82,635)

CASH FROM FINANCING ACTIVITIES:

Net advances from shareholder	-	14,000	13,000	42,000
Proceeds from issuance of common stock	-	-	-	41,013

Net Cash Provided By (Used In) Financing Activities	-	14,000	13,000	83,013

NET INCREASE (DECREASE) IN CASH	(2,932)	970	(14,059)	378

CASH, BEGINNING	3,310	2,340	16,399	-

CASH, ENDING	$378	$3,310	$2,340	$378

See accompanying Notes to the Audited Financial Statements.

Petrosonic Energy, Inc. (Formerly Bearing Mineral Exploration, Inc.) (A Development Stage Company) Notes to the Financial Statements December 31, 2011

1.	Nature and Continuance of Operations

Petrosonic Energy, Inc. (“we”, “our” or the “Company”) was incorporated in the state of Nevada on June 11, 2008. The Company is a Development Stage Company, as defined by ASC 915 “Development Stage Entities”. The Company’s principal business plan up to May 2010 was to acquire, explore and develop mineral properties and ultimately seek out earnings by exploiting mineral claims. The Company is now seeking alternative business opportunities and is furthering its business plan.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. At December 31, 2011 the Company has limited cash resources and will likely require new financing, either through loans from officers, debt financing, equity offerings or business combinations, to continue the development of its business; however, there can be no assurance that management will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As of December 31, 2011, the Company has never generated any revenues and has accumulated losses of $89,400 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Petrosonic Energy, Inc. (Formerly Bearing Mineral Exploration, Inc.) (A Development Stage Company) Notes to the Financial Statements December 31, 2011

3.	Summary of Significant Accounting Policies (continued)

b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits.  Management does not believe the Company is exposed to significant credit risk.  Management, as well, does not believe the Company is exposed to significant interest rate and foreign currency fluctuation risks during the period presented in these financial statements. As of December 31, 2011 and October 31, 2011, there are no amounts that exceed the federally insured limits.

c)	Income Taxes

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

d)	Loss Per Share

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

e)	Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

4.	Related Party Transactions

As of December 31, 2011 and October 31, 2011, our President is owed $42,000 for additional working capital. The amount is unsecured, non-interest bearing and due on demand.

Petrosonic Energy, Inc. (Formerly Bearing Mineral Exploration, Inc.) (A Development Stage Company) Notes to the Financial Statements December 31, 2011

5.	Income Taxes

The Company has incurred net operating losses of $89,400 which expire in fiscal years ended 2023 through 2031. The Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards.  The net deferred tax asset is $13,410 as of December 31, 2011, for which the Company recorded a valuation allowance because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The reconciliation of the benefit for income taxes computed at the U.S. federal statutory rate to the Company’s effective tax rate for the periods ended December 31, 2011 and October 31, 2011 is as follows:

	Period Ended December 31, 2011	Year Ended October 31, 2011
	$	$
Income tax recovery at statutory rate	13,410	12,957
Valuation allowance change	(13,410)	(12,957)

Net deferred tax asset	–	–

6.	Subsequent Events

On May 16, 2012 the Company changed its name to Petrosonic Energy, Inc. to better reflect the Company’s new business direction in anticipation of the purchase of certain rights in technology, assets and common shares owned by Sonoro Energy Ltd. Concurrent with the name change the Company effected a forward stock split on the basis of 11.25:1, whereby each shareholder would hold 11.25 common shares for every one share previously held. The Company’s share transactions disclosed in the financial statements have been restated retroactively to reflect the forward stock split for all periods presented.

On July 27, 2012, the Company acquired certain assets from Sonoro Energy Ltd. including (i) certain technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, (ii) 60,000 shares of Petrosonic Albania pursuant to a share purchase agreement and (iii) sonic reactors located in Albania and Richmond, British Columbia and a solvent recovery system located in or around Turin, Italy. In exchange for the assets, the Company agreed to pay to Sonoro the following consideration: (i) $250,000, (ii) a convertible debenture in the principal amount of $250,000 and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired. As a result of acquiring the 60,000 shares, the Company acquired controlling interest in Petrosonic Albania Sha. and Petrosonic Albania Sha. became a majority owned subsidiary of the Company. Effective July 27, 2012, the Company’s primary operations consist of utilizing the Assets to develop a business relating to the treatment and upgrading of heavy oil by sonicating solvent de-asphalting and operating the business of Petrosonic Albania Sha. On August 9, 2012, the Company’s Board of Directors approved changing the fiscal year end of the Company from October 31 to December 31 as a result of the acquisition of Petrosonic Albania Sha.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2011, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal control and may be considered to be material weaknesses.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

2.	Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

3.	We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2011 the majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.	We lack sufficient information technology controls and procedures – As of December 31, 2011, we lacked a proper data back up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

The foregoing material weaknesses identified in our internal control over financial reporting and disclosure controls and procedures were identified in December 2011, by our external consultants responsible for the preparation of our financial reporting package. Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are not required to provide an attestation report by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission.

As of December 31, 2011 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our board of directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We do not have any information that was required to be reported on Form 8-K during the quarter ended December 31, 2011.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information for each executive officer of the Company.

Name	Age	Title	Held Position Since

Art Agolli	41	President, Principal Executive and Principal Financial Officer, Secretary/Treasurer, Principal Accounting Officer and Director	March 2012 to present

Art Agolli – President, Chief Executive Officer, Chief Financial Officer, Director (appointed March 2012)

Mr. Agolli has more than 16 years of successful experience in developing heavy oil projects. Since February of 2009 he has acted as CEO of BA Capital, a Calgary based merchant bank serving the energy, mining and technology sectors.

Mr. Agolli is co-founder and former Vice President of Bankers Petroleum Ltd., a Toronto and London Stock Exchange listed oil and gas company, Mr. Agolli played a key role in building Bankers Petroleum from April 2004 through August 2008. From a start up in April 2004, Bankers Petroleum grew to a $2.3 billion market capitalization company during his time with the company, until August 2008. Bankers Petroleum has a 100% working interest and is the operator of the largest onshore heavy oil field in Europe (Albania) with original oil in place of 8.5 billion barrels. Mr. Agolli also played an important role with BNK Petroleum, a Toronto Stock Exchange listed company that was spun off from Bankers Petroleum in 2008. Mr. Agolli played a key role in BNK Petroleum’s entry into Poland where the company has one of the largest shale gas land positions in the country and in Europe. BNK Petroleum grew from a start-up to a $700 million market capitalization company.

Mr. Agolli is also co-founder of Sonoro Energy, TSX listed company that has recently signed a major oil deal in Iraq. Mr. Agolli provided services to Sonoro Energy Ltd. from May 2010 to January 2012. Sonoro has exclusive rights to development of all heavy oil of Salah ad Din Province in Iraq. Mr. Agolli has also been an international business and corporate development executive with Koch Industries Inc., the largest privately held company in North America from 1998-2001. From March 2001 to December 2003 he was CEO of Anonima Petroli Italiana (Albania), a subsidiary company of Api Spa, one of the largest refining and trading oil companies in Italy.

Mr. Agolli started his career as a consultant for the World Bank in Washington DC in 1997. Mr. Agolli holds a Masters Degree in Management from Grand Valley State University (Michigan, USA) and an International Relations and Business Degree from the same university. He is a member of the Association of International Petroleum Negotiators (Houston, USA).

Terms of Office

The Company’s directors are appointed for a one-year term to hold office until the next annual general meeting of the Company’s stockholders or until removed from office in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes. The Company’s directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

During the past ten years, no director, executive officer, significant employee or control person of the Company has been the subject of the following events:

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

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Committees of the Board and Financial Expert

Our Board of Directors held no formal meetings during the 12 month period ended December 31, 2011. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions. Due to the size of our board, our Board of Directors believes that it is not necessary to have standing nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors. We do not have a nominating or compensation committee charter as we do not currently have such committees. We do not have a policy for electing members to the board. Art Agolli is not an independent director.

Mr. Agolli cannot be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K. The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial circumstances, does not anticipate seeking an audit committee financial expert to join the committee in the foreseeable future.

Since inception on June 11, 2008, our Board of Directors have conducted their business entirely by consent resolutions and have not met, as such.

It is anticipated that the Board of Directors will form separate audit, compensation and nominating committees at such time as the Company’s operations have expanded.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

In carrying out its responsibilities, the Board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of the Company’s Bylaws.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our executive officers, including our principal executive, principal financial and accounting officers.   Our code of ethics is included as an exhibit to our annual report on Form 10-K for the year ended October 31, 2009. Our code of ethics is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation - Executive Officers

The following summary compensation table indicates the cash and non-cash compensation earned during the two months ended December 31, 2011 and the fiscal year ended October 31, 2011 by our executive officers and each of the other two highest paid executives or directors, if any, whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total(1)

Art Agolli	12/31/11	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer, Chief Financial Officer, Director (appointed March 2012)	10/31/11	$0	$0	$0	$0	$0	$0	$0

____________________________

(1)	The dollar value in this column for each named executive officer or director represents the sum of all compensation reflected in the previous columns.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred

Employment Agreements

We do not currently have an employment agreement with our executive officer and the manner and amount of his compensation has not yet been determined.

Securities Authorized for Issuance Under Compensatory Plans

None.

Long-Term Incentive Plan Awards

We do not presently have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, stock price or any other measure.

Options/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs have been made to our executive officers, or directors or employees during the current fiscal year. No stock options have been previously granted.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company.

We currently have no employment agreements nor any compensatory plans or arrangements with any of our executive officers that may result from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Indemnification of Directors and Executive Officers and Limitation of Liability

Nevada Law

Section 78.7502 of the Nevada Revised Statutes permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he:

(a)	is not liable pursuant to Nevada Revised Statute 78.138, or

(b)	acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

In addition, Section 78.7502 permits a corporation to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he:

(a)	is not liable pursuant to Nevada Revised Statute 78.138; or

(b)	acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation.

To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter, the corporation is required to indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

Section 78.752 of the Nevada Revised Statutes allows a corporation to purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the corporation has the authority to indemnify him against such liability and expenses.

Other financial arrangements made by the corporation pursuant to Section 78.752 may include the following:

(a)	the creation of a trust fund;

(b)	the establishment of a program of self-insurance;

(c)	the securing of its obligation of indemnification by granting a security interest or other lien on any assets of the corporation; and

(d)	the establishment of a letter of credit, guaranty or surety

No financial arrangement made pursuant to Section 78.752 may provide protection for a person adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable for intentional misconduct, fraud or a knowing violation of law, except with respect to the advancement of expenses or indemnification ordered by a court.

Any discretionary indemnification pursuant to NRS 78.7502, unless ordered by a court or advanced pursuant to an undertaking to repay the amount if it is determined by a court that the indemnified party is not entitled to be indemnified by the corporation, may be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances. The determination must be made:

(a)	by the stockholders;

(b)	by the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding;

(c)	if a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion, or

(d)	if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The Company has only one class of stock outstanding, its common stock. The following table sets forth certain information as of December 31, 2011, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock. As of December 31, 2011, there were 67,149,000 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage Beneficially Owned

Directors and Executive Officers

Art Agolli Chief Executive Officer, President and Director 57 Valley Woods Way, NW Calgary, AB T3B 6A5	0	0%

All Officers and Directors as a Group	0	0%

Principal Stockholders

Gerhard Schlombs (Former officer and former director) 92 Wishing Well Drive Toronto, ON M1T 1J9	37,125,188	55.29%

SGP Group Inc. (2) 2nd Terrace W. Centreville P.O. Box 10567 Nassau, Bahamas	4,276,284	6.37%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	Josephine Agotilla has dispositive and voting control for SGP Group Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

At December 31, 2011, our former President; Gerhard Schlombs had advanced $42,000 to us towards working capital.

Review, Approval or Ratification of Transactions with Related Persons

We rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

During the year ended December 31, 2011, we had no independent directors. Our current sole director, Art Agolli, is not independent. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Asset Purchase and Sale Agreement dated July 27, 2012	8-K	July 31, 2012	2.1
3.1a	Articles of Incorporation	S-1	December 19, 2008	3.1
3.1b	Amendments to Articles of Incorporation of Bearing Mineral Exploration, Inc.	8-K	May 18, 2012	3.1
3.2	Bylaws	S-1	December 19, 2008	3.2
4.1	Specimen stock certificate	S-1	December 19, 2008	4.1
10.1	Declaration of Trust of Gerhard Schlombs	S-1	December 19, 2008	10.1
14.1	Code of Ethics	14.1	January 26, 2010	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 4th day of October 2012.

PETROSONIC ENERGY, INC. (formerly Bearing Mineral Exploration, Inc.) (Registrant)

BY:	/s/ ART AGOLLI
Art Agolli, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole member of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

By:	/s/ Art Agolli	President	October 4th, 2012
	Art Agolli	Principal Executive Officer
Principal Financial Officer
Secretary/Treasurer
Director

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Asset Purchase and Sale Agreement dated July 27, 2012	8-K	July 31, 2012	2.1
3.1a	Articles of Incorporation	S-1	December 19, 2008	3.1
3.1b	Amendments to Articles of Incorporation of Bearing Mineral Exploration, Inc.	8-K	May 18, 2012	3.1
3.2	Bylaws	S-1	December 19, 2008	3.2
4.1	Specimen stock certificate	S-1	December 19, 2008	4.1
10.1	Declaration of Trust of Gerhard Schlombs	S-1	December 19, 2008	10.1
14.1	Code of Ethics	14.1	January 26, 2010	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

- 42 -