Form 10-Q
period 2012-09-30
PETROSONIC ENERGY, INC.
filed 2012-11-23
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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

As of November 21st , 2012 the registrant had 65,329,000 shares of common stock outstanding.

TABLE OF CONTENTS

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL INFORMATION

PETROSONIC ENERGY, INC.

(Formerly Bearing Mineral Exploration, Inc.)

(A Development Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Successor Entity	Predecessor Entity (Albania Only)
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$148,465	$1,655
Value added taxes receivable	45,557	86,136
Total current assets	194,022	87,791

Property and equipment, net of accumulated depreciation of $0, respectively	613,377	617,924
Intangible asset	50,000	-
Total assets	$857,399	$705,715

LIABILITIES
Current liabilities:
Accounts & interest payable	$63,750	$204,176
Accrued liabilities	12,869	-
Convertible notes payable – related party	450,000	-
Convertible notes payable	165,000	-
Total liabilities	$691,619	$204,176

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, 843,750,000 shares authorized, with a $0.001 par value. Issued and outstanding: 65,329,000 and 60,195 shares as of September 30, 2012 and December 31, 2011, respectively	65,329	1,543,406

Non- Controlling Interest	65,506	-
Additional paid-in capital	300,580	(1,008,356)
Other comprehensive income	47,243	1,607
Deficit accumulated during the development stage	(312,878)	(35,118)
Total stockholders' equity (deficit)	165,780	501,539
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$857,399	$705,715

The accompanying notes are an integral part of these unaudited financial statements.

PETROSONIC ENERGY, INC.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Nine Months Ended			Period From Inception
	September 30, 2012			September 30, 2012			To September 30, 2012

	Successor Entity	Predecessor Entity		Successor Entity	Predecessor Entity		Successor Entity	Predecessor Entity

	July 31, 2012	July 1, 2012	Three Months	July 31, 2012	January 1, 2012	Nine Months	July 31, 2012	Inception
	Through	Through	Ended	Through	Through	Ended	Through	Through
	September 30, 2012	July 31, 2012	September 30, 2011	September 30, 2012	July 31, 2012	September 30, 2011	September 30, 2012	July 31, 2012

General & Administrative Expenses	$51,026	$483	$(6,477)	$51,026	$4,751	$14,958	$51,026	$39,869

Net loss from continuing operations	(51,026)	(483)	6,477	(51,026)	(4,751)	(14,958)	(51,026)	(39,869)

Interest Expense	12,869	-	-	12,869	-	-	-	-
Bargain Purchase Gain	(89,553)	-	-	(89,553)	-	-	-	-

Net Income (loss)	$25,658	$(483)	$6,477	$25,658	$(4,751)	$(14,958)	$(51,026)	$(39,869)

Basic and Diluted Loss per Common Share	0.00	(0.00)	0.00	0.00	(0.00)	(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	64,807,689	2,564,000	2,564,000	64,807,689	2,564,000	2,564,000

The accompanying notes are an integral part of these unaudited financial statements.

PETROSONIC ENERGY, INC.

(Formerly Bearing Mineral Exploration, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor Entity	Predecessor Entity		Predecessor Entity

	July 31, 2012	January 1, 2012	Nine Months	Inception
	Through	Through	Ended	Through
	September 30, 2012	July 31, 2012	September 30, 2011	July 31, 2012
Cash flows from Operating Activities:
Net loss	$25,658	$(4,751)	$(14,958)	$(39,869)
Adjustments to reconcile net loss to net cash used in operating activities
Bargain purchase gain	(89,553)	-	-	-
Changes in operating assets and liabilities:
Other Assets: VAT receivable	(1,635)	42,227	(81,628)	(43,909)
Accounts Payable and Accrued expenses	41,906	(194,370)	211,151	9,806
Net Cash used in operating activities	(23,624)	(156,894)	114,565	(73,972)

Cash flows from investing activities:
Cash paid for acquisition	(250,000)	-	-	-
Cash received in acquisition	11,524	-	-	-
Cash paid for purchase of property and equipment	(53,945)	-	(492,360)	(622,707)
Net Cash used in investing activities	(292,421)	-	(492,360)	(622,707)

Cash flows from financing activities:
Proceeds from issuance of stock	170,000	-	-	-
Capital contribution by non-controlling interest	(5,104)	164,888	347,579	699,938
Borrowings on debt	250,000	-	-	-
Net cash provided by financing activities	414,896	164,888	347,579	699,938

Other equity	42,491	1,875	32,408	8,265
Net increase in cash	141,342	9,869	2,192	11,524

Cash, beginning	7,123	1,655	146	-
Cash, ending	$148,465	$11,524	$2,338	$11,524
Non Cash Investing and Financing Activities:
Convertible note issued for acquisition	$250,000	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Petrosonic Energy, Inc. (Formerly Bearing Mineral Exploration, Inc.) (A Development Stage Company) Notes to the Unaudited Consolidated Financial Statements September 30, 2012

NOTE 1: Basis of Financial Statement Presentation

The accompanying unaudited consolidated interim financial statements of Petrosonic Energy, Inc. (formerly Bearing Mineral Exploration, Inc.) (‘we”, “our” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statements, the audited financial statements of Petrosonic Albania Sha. and the notes thereto, for the transition period from November 1, 2011 to December 31, 2011 filed with the SEC on Form 10-K/T. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended December 31, 2011, as reported in the Form 10-K/T, have been omitted.

NOTE 2: Purchase of Petrosonic Albania Sha.

On July 27, 2012, the Company acquired certain assets from Sonoro Energy Ltd. including (i) certain technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, (ii) 60,000 shares (89% holding) of Petrosonic Albania Sha. pursuant to a share purchase agreement and (iii) sonic reactors located in Albania and Richmond, British Columbia and a solvent recovery system located in or around Turin, Italy. In exchange for the assets, the Company agreed to pay to Sonoro the following consideration: (i) CAD$250,000, (ii) a convertible debenture in the principal amount of CAD$250,000 and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired. The fair value allocation is CAD$250,000 for the 89% interest of Petrosonic Albania Sha., CAD$200,000 for the equipment and CAD$50,000 for the technology. Effective July 27, 2012 the Company’s primary operations consist of utilizing the assets to develop a business relating to the treatment and upgrading of heavy oil by sonicating solvent de-asphalting and operating the business of Petrosonic Albania Sha.

Immediately before the sale, Sonoro Energy Ltd.'s ownership of Petrosonic Albania Sha. was 89%; thus, there is a reclassification of $30,899 or 11% from additional paid in capital to non-controlling interest representing the extrapolated fair value of the entity based on the CAD$250,000 fair value of the 89% interest.

The Purchase and Sale is accounted for using the purchase method. As a result of the merger, Petrosonic Albania Sha. became a majority owned subsidiary of the Company. The assets and liabilities of the acquired entity have been brought forward at their fair value.

Petrosonic Energy, Inc. (Formerly Bearing Mineral Exploration, Inc.) (A Development Stage Company) Notes to the Unaudited Consolidated Financial Statements September 30, 2012

NOTE 2: Purchase of Petrosonic Albania Sha. (continued)

A summary of the purchase price consideration and related purchase price allocation are shown below:

Purchase Price
Cash at closing	250,000
Convertible Note Payable	250,000
Total Purchase Price	500,000

Purchase Price Allocation
Cash	11,524
Accounts Receivable	43,909
Equipment	609,432
Accounts Payable	(9,806)
Non-Controlling Interest	(65,506)
589,553
Bargain Purchase Gain	(89,553)
Total Purchase Price	500,000

NOTE 3: Going Concern

At September 30, 2012, the Company has an accumulated deficit. As such, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 4: Related Party Transactions

During the nine months ended September 30, 2012, $42,000 was repaid to our former President for funds previously advanced to the Company for additional working capital.

Petrosonic Energy, Inc. (Formerly Bearing Mineral Exploration, Inc.) (A Development Stage Company) Notes to the Unaudited Consolidated Financial Statements September 30, 2012

NOTE 4: Related Party Transactions (continued)

On June 11, 2012, we borrowed $195,100 from our President under a convertible debenture with a face value of CAD$200,000. The convertible debenture matures June 11, 2013 and bears interest at 10%. At any time prior to the Maturity Date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000, our President may elect to convert the debenture in whole or in part into common shares at the same price any shares are sold, or in the case of a convertible debenture, the price of the shares issuable upon conversion. The Company evaluated the convertible note for derivatives noting that as the conversion price cannot be determined until $500,000 in financing has been raised; the derivative liability cannot be determined as of September 30, 2012.

On July 27, 2012, pursuant to the terms of the Purchase Agreement, in exchange for the Assets, we issued to Sonoro Energy Ltd. a convertible debenture for CAD$250,000. The Debenture has a term of two years and is non-interest bearing. At any time after we have completed an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000, the Debenture is convertible at the holder’s option into shares of our common stock. The conversion price of the Debenture will be equal to the price per share of the shares sold in the Qualified Financing or the conversion price of the shares issuable upon conversion of the convertible debentures sold in the Qualified Financing. As of September 30, 2012, the Qualified Financing had not occurred, as such no derivative liability was determined.

NOTE 5: Capital Stock

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

During the quarter ended September 30, 2012, the Company sold 680,000 common shares and 680,000 warrants exercisable to purchase one half (1/2) of one share of common stock at an exercise price of $0.50 per share, exercisable over one year from the purchase date. Gross proceeds received by the Company were $170,000.

NOTE 6: Convertible Notes Payable

During the nine months ended September 30, 2012, we have borrowed $163,775 ($165,000 face value) under several Convertible Debentures totaling to that amount. The debentures bear interest at 10% per annum and mature one year from the issuance date. Until the due date, the holder(s) may elect to convert the debenture in whole or in part into common shares at the price of any aggregate financing exceeding $500,000 less a discount of 25% per share. The Company evaluated the convertible note for derivatives noting that as the conversion price cannot be determined until $500,000 in financing has been raised; the derivative liability cannot be determined as of September 30, 2012.

Petrosonic Energy, Inc. (Formerly Bearing Mineral Exploration, Inc.) (A Development Stage Company) Notes to the Unaudited Consolidated Financial Statements September 30, 2012

NOTE 7: Restatement

Certain prior interim period amounts have been restated to conform with the current consolidated interim period presentation.

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

Pursuant to the terms of the Purchase Agreement, in exchange for the Assets, we agreed to pay to Sonoro the following consideration: (i) CAD$250,000, (ii) a convertible debenture in the principal amount of CAD$250,000 (the “Debenture”) and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired. For a complete description of the Transaction, and the Purchase Agreement please refer to the Form 8-K filed by the Company with the SEC on July 31, 2012.

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

This process is especially beneficial to producers with the following intrinsic challenges:

•	Stranded heavy oil due to transportation issues

•	Diluent supply issues

•	Limited refining markets (light oil refiners struggle with heavy oil)

[1] The American Petroleum Institute gravity, or API gravity, is a measure of how heavy or light a petroleum liquid is compared to water; one of the qualitative measures for crude oil

•	Heavy discounts due to:

•	Density adjustments

•	High sulphur content

•	High metals content

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

Petrosonic plans to have its first 1,000 bopd stand-alone facility operational within the second quarter of 2013 in Albania. Expected annual cashflows from the initial 1,000 bopd facility are expected to reduce heavy oil price discounts historically received in Albania from 40% to 20% as a result of achieving a 18-23 API oil. Petrosonic believes that with significant heavy oil production growth anticipated from the approximately 8 billion barrels of oil reserves believed to be present in Albania, if we are able to successfully capture a portion of this processing business, Petrosonic expects to expand its facilities over the next 3-5 years to 15,000 bopd as Albanian oil production increases.

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

Recent Developments

On September 18, 2012 the Company awarded an assembly contract to Pavli Valle Inc.; an engineering and assembly company. The contract is for the final assembly and process engineering and fabrication of tanks and equipment for Petrosonic Energy, Inc.’s Heavy Oil Processing Plant.

As well, during the quarter ended September 30, 2012, Petrosonic signed a cooperation agreement with a leading private Emulsion Technology Company for the Upstream and Downstream Oil Industry that has an exclusive license in a heavy crude and asphaltene emulsification patented technology. According to the agreement the private company has committed to set up a 120 bbl/hour heavy crude and asphaltene emulsification plant in Petrosonic’s Heavy Oil Processing Plant located in Albania. This will create technology and marketing synergy for both groups and allow Petrosonic to convert the de-asphalted oil and asphaltenes into readily marketable emulsified fuel oil and high-end asphalt and capture further value for its products. The investment projected for the equipment being shipped from California, USA and assembly cost is approximately $1 million USD and will be paid entirely by the private company. In addition, Petrosonic will benefit from the technical know-how and expertize of the private company who is a world leader in the emulsification of heavy crude and asphaltenes.

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

Results of Activities

The following information has been derived from the financial information included in the unaudited consolidated financial statements of the Company at September 30, 2012.

For the Nine Months Ended September 30, 2012 and 2011

We had a net income of $20,907 for the nine months ended September 30, 2012 compared to a net loss of $14,958 for the nine months ended September 30, 2011. The change is explained below.

Operating expenses were $(55,777) and $(14,958) for the nine months ended September 30, 2012 and 2011 respectively. The Company incurred additional operating expenses of $40,819 during the nine months ended September 30, 2012 as a result of higher public compliance costs, marketing and business development costs.

For the Three Months Ended September 30, 2012 and 2011

We had a net income $25,175 for the three months ended September 30, 2012 compared to a net income of $6,477 for the three months ended September 30, 2011. The change is explained below.

Operating expenses were $(51,509) and $6,477 for the three months ended September 30, 2012 and 2011 respectively. Operating expenses increased during the three months ended September 30, 2012 due to increased expenses attributable to increased public compliance costs, marketing and business development costs incurred during the period.

During the period ended September 30, 2012, much of the Company’s resources were directed at planning for assembly of the plant, negotiations with third party suppliers and fabrication companies for procurement of the assembly services, as well as, estimation work for complete commissioning of equipment and transportation to site in Albania.

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

Liquidity and Capital Resources

At September 30, 2012, the Company had total assets of $857,399 and total liabilities of $691,619 compared to total assets of $705,715 and total liabilities of $204,176 at December 31, 2011. The increase in total assets is primarily due to proceeds received from the sale of securities and convertible debentures entered into during the nine months ended September 30, 2012.

Net working capital at September 30, 2012 was $497,597 compared to a working capital deficit of $116,385 at December 31, 2011. We incurred a loss of $20,907 for the nine months ended September 30, 2012 and have incurred an aggregate deficit since inception of $312,878.

Net cash provided by financing activities was $579,784 and $347,579 for the nine months ended September 30, 2012 and 2011 respectively. During the nine months ended September 30, 2012 we entered into two subscription agreements with a private investor pursuant to which the private investor purchased an aggregate of 680,000 shares of our common stock and 680,000 warrants exercisable to purchase one half (1/2) of one share of common stock at an exercise price of $0.50 per share, exercisable over one year from the purchase date. Gross proceeds received by the Company were $170,000.

In addition, during the nine months ended September 30, 2012, the Company borrowed an aggregate of $358,875 ($365,000 face value) under convertible debentures. On March 26, 2012, Petrosonic Energy, Inc. entered into an agreement with Sierra Growth, Inc. (a non-related party) whereby Sierra Growth, Inc. (“Sierra”) advanced $50,000. The debenture bears interest at 10% per annum and is due March 26, 2013. Until the due date, Sierra may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding five hundred thousand ($500,000) dollars less a discount of 25% per share. On April 18, 2012 Sierra advanced a further $25,000 to the Company. The debenture matures on April 18, 2013 and bears interest at 10% per annum with the same conversion features as the debenture issued on March 26, 2012.

On June 6, 2012, Westlake Advisors Corp. (a non-related party) advanced to Petrosonic Energy, Inc. $48,775 (CAD $50,000 face value) for a convertible debenture. The debenture has a Maturity Date of one year from the date of issuance and bears an interest rate at 10% per annum. At any time on or before the Maturity Date, Westlake Advisors Corp. may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding five hundred thousand ($500,000) dollars less a discount of 25% per share.

On June 11, 2012, the Company entered into an agreement with its President for a convertible debenture valued at $195,100 (CAD $200,000 face value) for funds advanced. The convertible debenture expires on June 11, 2013 ( the “Maturity Date”) and bears interest at 10% per annum. At any time prior to the Maturity Date, if the Company completes an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000 (“Qualified Financing”), its President may elect to convert the debenture in whole or in part into common shares of the Company at a price equal to the price per share at which common shares of the Company are sold in the Qualified Financing, or in the case of a convertible debenture, the price of the shares issuable upon conversion of the convertible debentures sold in the Qualified Financing.

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

Research and development

Costs incurred in connection with the development of new products and manufacturing methods are charged to selling, general and administrative expenses as incurred. During the years ended December 31, 2011 and 2010, the Company expensed $-0- and $10,704, respectively, as research and development costs.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2012, we issued several Convertible Debentures to raise $163,775 (CAD$165,000 face value) for general working capital. Debentures for $50,000, $25,000, $48,775 (CAD$50,000 face value) and $40,000 were issued to three non-related parties. The debentures bear interest at 10% per annum and mature one year from the issuance date. Until the due date, the holder(s) may elect to convert the debenture in whole or in part into common shares of the Company at a conversion rate equal to the price of any aggregate financing exceeding five hundred thousand ($500,000) dollars less a discount of 25% per share. The convertible notes were offered pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transactions took place outside the United States of America with non-US persons.

Furthermore, on June 11, 2012, we entered into an agreement with our President for a convertible debenture valued at $195,100 (CAD $200,000 face value) for funds advanced. The convertible debenture matures June 11, 2013 and bears interest at 10%. At any time prior to the Maturity Date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000 (“Qualified Financing”), our President may elect to convert the debenture in whole or in part into common shares of the Company at a price equal to the price per share at which common shares of the Company are sold in the Qualified Financing, or in the case of a convertible debenture, the price of the shares issuable upon conversion of the convertible debentures sold in the Qualified Financing. The Debenture was issued to Mr. Agolli pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with a non-US person.

On July 27, 2012, pursuant to the terms of the Purchase Agreement, in exchange for the Assets, we issued to Sonoro a convertible debenture in the principal amount of $254,105 (CAD $250,000 face value) (the “Debenture”). The Debenture has a term of two years and is non-interest bearing. At any time after we have completed an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000 (a “Qualified Financing”), the Debenture is convertible at the holder’s option into shares of our common stock. The conversion price of the Debenture will be equal to the price per share of the shares sold in the Qualified Financing or the conversion price of the shares issuable upon conversion of the convertible debentures sold in the Qualified Financing. The Debenture was issued to Sonoro pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with a non-US person.

In September 2012, the Company entered into two subscription agreements with a private investor, pursuant to which the private investor purchased an aggregate of 680,000 shares of our common stock and 680,000 warrants exercisable to purchase one half (1/2) of one share of common stock at an exercise price of $0.50 per share, exercisable over one year from the purchase date. Gross proceeds received by the Company was $170,000. The securities were issued under an offering whereby each investor must be an “accredited investor” as defined in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), or must be a non-“U.S. Person” as defined in Regulation S of the Securities Act.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities and Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 21st day of November 2012.

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

