Form 10-KT/A
period 2011-12-31
PETROSONIC ENERGY, INC.
filed 2013-04-16
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

To

FORM 10-K/T/A

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2011 to December 31, 2011

Commission File Number: 000-53881

PETROSONIC ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of

incorporation or organization)

Suite 300, 714 – 1st Street SE, Calgary, AB, Canada T2G 2G8

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

PETROSONIC ENERGY, INC.

EXPLANATORY NOTE

On March 9, 2013 Petrosonic Energy, Inc. received a letter from the Securities and Exchange Commission relating to the Form 10-K for the transition period from November 1, 2011 to December 31, 2011 that we filed on October 11, 2012 (the "Original Report"). The purpose of this amendment (“Amendment No. 1”) is to respond to the comment letter.

The disclosures in Amendment No. 1 continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report and any other amendments to those filings. The filing of Amendment No. 1 shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections titled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in the sections titled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider the following:

•	our ability to successfully implement our business strategy,

•	the impact of competition and changes to the competitive environment on our products and services, and

•	other factors detailed from time to time in our filings with the Securities and Exchange Commission.

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business, anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events, except as required by law.

EXPLANATORY NOTE

In August 2012 we filed a Current Report on Form 8-K to change our fiscal year end from October 31 to December 31 as the new fiscal year is consistent with the fiscal year of our majority owned subsidiary, Petrosonic Albania Sha. Consequently, we are filing this Transition Report on Form 10-K for the two-month transition period ended December 31, 2011.

PART I

References to “we,” “our,” “us,” the “Company”, or the “Registrant” refer to Petrosonic Energy, Inc. (previously Bearing Mineral Exploration, Inc.), a Nevada corporation and its majority-owned subsidiary, Petrosonic Albania Sha, sometimes referred to as “Petrosonic Albania” or “Petrosonic”, a body corporate under the laws of Albania. The outstanding capital stock of Petrosonic Albania is owned 60% by the Company and 40% by Albnafta, a body corporate under the laws of Albania. Albnafta is wholly-owned by our Chief Executive Office and director, Art Agolli.

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

On April 17, 2012, we issued 20,000,003 (post-split) shares of our common stock to Art Agolli, our sole officer and director in exchange for all of his right, title and interest in a letter of intent with Sonoro Energy Ltd. (“Sonoro”), a Canadian publicly traded company (TSX-V:SNV) based in Calgary, Alberta, Canada. Sonoro is the holder of all of the legal and equitable rights and entitlements to a sonic reactor and technology that it developed for the treatment and upgrading of heavy oil by sonicated solvent de-asphalting. Mr. Agolli owns approximately 1.8% of Sonoro's issued and outstanding shares of common stock (based on the number of shares of common stock reported by Sonoro to be outstanding on December 31, 2011) and provides business development consulting services to Sonoro.

On May 16, 2012, we effected an 11.25-for-1 forward stock split of our common stock and an increase in our authorized number of common shares to 843,750,000. Additionally, on May 16, 2012, we changed our name to “Petrosonic Energy, Inc.” to better reflect our new business direction.

On July 27, 2012, we completed the acquisition of certain assets (the “Assets”) from Sonoro, including (i) certain technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, (ii) 60,000 shares of Petrosonic Albania Sha. pursuant to a share purchase agreement (the “Share Purchase Agreement”), and (iii) certain machinery, including sonic reactors located in Albania and Richmond, British Columbia and a solvent recovery system located in or around Turin, Italy (the “Transaction”), pursuant to the terms of the Asset Purchase and Sale Agreement, dated July 27, 2012 (the “Purchase Agreement”).

Pursuant to the terms of the Purchase Agreement, in exchange for the Assets, we agreed to pay to Sonoro the following consideration: (i) CDN $250,000, which was paid in June 2012, (ii) a convertible debenture in the principal amount of CDN $250,000, which was issued in July 2012 and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired.

The Purchase Agreement contained customary representations, warranties, and conditions to closing. Pursuant to the Purchase Agreement, Sonoro entered into a non-competition and non-solicitation agreement with us (the “Non-Compete Agreement”) and into a consulting agreement (the “Consulting Agreement”). The Non-Compete Agreement has a term of 5 years. During that period, Sonoro agrees that it will not compete with us in any business activity or transaction directly relating to the Assets anywhere in the world save and except for in the Republic of Iraq. Sonoro also agrees that it will not solicit any employee, agent, salesperson, contractor, customer, supplier or dealer of or to us as of the date of the Non-Compete Agreement, or within the one year prior to the date of the Non-Compete Agreement, to leave, to stop selling to, or to stop buying from us or otherwise to cease dealing with us. Pursuant to the Consulting Agreement, Sonoro agrees to make certain employees available to us on a part-time basis to provide ongoing technical support to us for a period of one year. We agree to pay certain costs relating to travel from Canada to Albania for the employees and to reimburse Sonoro for the salaries of the employees.

Contemporaneous with the completion of the Transaction, we entered into a license agreement with Sonoro (the “Iraq License Agreement”) for commercialization of the Company’s technology by Sonoro in the Republic of Iraq. The license is non-exclusive, royalty-free and fully paid-up. The license lasts for the period that Sonoro uses our technology in the Republic of Iraq. The Iraq License Agreement may be terminated by either party upon 30 days written notice if the other party materially violates any of the provisions or conditions of the license and fails to discontinue or remedy such violation within the 30 day period or by either party immediately if the other party becomes insolvent or unable to pay its debts as they mature, institutes a bankruptcy or insolvency proceeding or has such a proceeding instituted against it which is not dismissed within 30 days, makes an assignment for the benefit of creditors, or commences dissolution or liquidation proceedings.

Following the consummation of the Transaction, we believe that we are not a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. From and after the consummation of the Transaction, our primary operations consist of utilizing the Assets to develop a business relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting and operating the business of Petrosonic Albania Sha. The audited financial statements of Petrosonic Albania Sha. for the fiscal years ended December 31, 2011 and 2010 can be found in this Annual Report on Form 10-K/T under "Item 8. Financial Statements and Supplementary Data". For accounting purposes, we have accounted for the Purchase Agreement using the purchase method of accounting.

We have no revenue and have accumulated losses since inception. We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, which may likely involve the further issuance of capital stock, and the success of our future operations.

Operation Plans and Business Focus

API gravity is a measure of how heavy or light a petroleum liquid is compared to water, one of the qualitative measures for crude oil. Petrosonic has acquired a commercial process which improves heavy oil densities by 6 to 15 API from as low as 8 API, reduces viscosities of oil by 99% to pipeline specifications and reduces sulphur and heavy metals by over 50%.

This process is especially beneficial to producers with the following intrinsic challenges:

•	stranded heavy oil due to transportation issues

•	diluent supply issues

•	limited refining markets (light oil refiners struggle with heavy oil)

•	heavy discounts due to

o	density adjustments

o	high sulphur content

o	high metals content

It is estimated that there are approximately 7.5 billion barrels of oil reserves present in Albania. Current production in Albania is approximately 21,000 to 22,000 barrels of oil per day ("bopd"). (http://www.balkanalysis.com/albania/2012/02/05/albania-oil-industry-enjoys-revival-but-investor-government-relations-remain-a-question/)

We plan to have our first 1,000 bopd stand-alone facility operational by the 3rd quarter of 2013 in Albania. If we are able to successfully establish our first commercial facility, we believe heavy oil producers may then integrate the Petrosonic system at their cost into their treatment facilities. Petrosonic would sell the process and retain a royalty fee under this type of development. This strategy would allow for faster growth. Petrosonic may also choose to develop its own stand-alone facilities.

Further upside opportunities exist in several other applications which we are developing, including, heavy oil emulsification, waste oil separation and oil separations from drill cuttings.

Vision and Strategy

•	The Company hopes to grow its business by leveraging its experience and intellectual property within the heavy oil business.

•	Petrosonic plans to use an initial model of building its own stand-alone facility to prove, optimize and develop business growth opportunities with small to medium sized producers. To achieve higher returns and growth, the Company will license out its processes to be integrated into a producer’s treatment facilities on a fee for service basis or royalty basis.

•	Where there is a distinct advantage, Petrosonic may capture heavy oil resources prospects or participate jointly in them. Any resource level participation would require higher returns on investment and be required to stand on its own prior to the benefits of applying our technology.

Key Success Factors

The Company’s success will be dependent upon:

•	our ability to attract and develop numerous projects once the our facility is complete;

•	access to an ample producer oil supply and our ability to find equitable profit distribution;

•	our ability to minimize the technical risk through avoidance of scale up issues;

•	alleviation of market risk through the use of strategic partners which can gain quick access to markets; and

•	alleviation of financial risk through partnering.

We are also considering selling the asphaltenes generated by our process. Asphaltenes are present in most petroleum materials, and in all heavy oils and bitumens from oil sands. Asphaltenes can be used in road construction, waterproofing and roofing. Using our technology, we can separate the asphaltenes from the oil being processed. We have undertaken third party testing of these asphaltenes on a batch basis and, based on the results, we have had discussions with asphalt producers for potential contracts. We are in the process of developing this business opportunity, although we have no customers for asphaltenes at this time and we have no competitive presence in this market.

Priorities

Immediate priorities of the Company are:

•	strengthening the operations and management of the Company as it moves forward in the oil sector;

•	completing the processing facility in Albania;

•	establishing a second country oil processing project; and

•	building a firm backlog of projects with financing commitments.

The Industry

Traditional Heavy Oil Opportunities

Crude oil is the world’s most actively traded commodity. Heavy crude oil is a type of highly viscous crude oil that does not flow easily (sometimes referred to as non-conventional oil). Typically, it is defined as crude oil with an API gravity of less than 22 API. For example, Canadian extra-heavy crude (Athabasca bitumen) has a viscosity of 10,000+ cP (the cgs physical unit for dynamic viscosity is the poise (P). It is more commonly expressed, particularly in ASTM standards, as centipoise (cP). Water at 20°C has a viscosity of 1.0020 cP, about the same as cold molasses, and API gravity between 8-14 API. In comparison, WTI, a type of light crude oil used as a benchmark in oil pricing of New York Mercantile Exchange’s oil futures, has an API of approximately 39.6. Heavy oils can be upgraded to high quality light synthetic oils using specialized refining processing.

Heavy oil is a relative term, compared to light crude oil, but relates to specific technical issues of its own on production, transportation, and refining. Usually a diluent is added to carry heavy crude to facilitate its flow in pipelines.

Global Need, Supply and Production

The exact number of reserves of heavy oil varies according to different sources, but it is generally accepted that the amount of recoverable heavy oil is approximately equal to the remaining reserves of conventional (light) oil. According to a fact sheet issued in August 2003 by the U.S. Geological Survey, the world oil reserves consist of approximately 2 trillion barrels of oil, approximately 53% of which are conventional sources, 21% of which are heavy and extra-heavy sources and 32% of which are oil sands bitumen sources. (http://pubs.usgs.gov/fs/fs070-03/fs070-03.html)

Production and transportation of heavy oil has unique challenges that must be overcome in order for it to become a significant contributor to the production gap left by conventional oil and global growing demand.

	Heavy Oil	Bitumen
North America	35.3	530.9
South America	265.7	0.1
Africa	7.2	43
Middle East	78.2	0.0
Asia	29.6	42.8
Russia	13.4	33.7
Western Hemi	301	531
Eastern Hemi	128.4	119.5
Worldwide*	429.4	650.5

*Does not include extra-heavy and oil sand sources of bitumen (i.e. Canada,Venezuela)

Source: US Geological Survey

According to the U.S. Geological Survey, heavy oils are found around the world, with an estimated 69% of the world’s technically recoverable heavy oil and 82% percent of the technically recoverable natural bitumen located in the Western Hemisphere. The Eastern Hemisphere, however, contains an estimated 85% of the world’s light oil reserves.

Among the more notable heavy oil reserves are: Venezuela’s Orinoco Heavy Oil Belt; Canada’s Athabasca Oil Sands; Russia’s Volga-Ural Basin; Brazil’s offshore Campos Basin; Alaska’s Prudhoe Bay; and China’s Luda field in Bohai Bay. (https://www.rigzone.com/training/heavyoil/insight.asp?i_id=194)

Significance of Traditional Heavy Oil for Petrosonic

Around the globe, some of the most prolific oilfields are reaching maturity and have begun to experience reduced production rates. (http://www.rigzone.com/training/insight_pf.asp?i_id=196) What large conventional oilfields remain lie mostly in the lands of Middle Eastern, OPEC nations. At the same time, the world’s demand for oil continues to grow every year, fueled in part by the rapidly growing economies of China and India. This declining availability of conventional oil combined with rising demand has driven up oil prices and put more pressure on the search for alternate energy sources.

Into the picture come the tremendous deposits of heavy oil and bitumen that are found in the Western hemisphere. These non-conventional resources are more difficult to extract, so they have barely been touched in the past. With the price of oil reaching new highs in 2005 and 2006, investments in these more challenging oil deposits are rapidly accelerating.

According to the article, "Oil and Gas Industry Investment in Alternative Energy, Frontier Hydrocarbons, and Advanced End-Use Technologies" by Roger Donway, Thomas Tanton and Robert L. Bradley, Jr., which is located on the Institute for Energy Research website at www.instituteforenergyresearch.org/2006/05/01/oil-and-gas-industry-investments/, the U.S. oil industry alone has invested $86 billion in “frontier hydrocarbons” since 2000, developing technologies to recover and convert inferior grades of oil, such as heavy oil and bitumen, into a more usable form for refineries, and to turn waste and residue hydrocarbons into high-value products.

The worldwide importance of heavy oils will continue to emerge as the price of oil remains high and the demand for it remains strong. For example, the tight worldwide oil supply is expected to continue to force crude prices higher and turn Canada’s oil sands into the single largest contributor to net new global supply by the end of the decade, according to CIBC World Markets: “All of the net increase in oil production is expected to come from non-conventional sources,” says Jeff Rubin, chief economist at CIBC World Markets, “While deepwater oil is the primary source today, we forecast that the Canadian oil sands will become the single largest contributor to incremental global supply by 2010.” (http://www.rigzone.com/training/insight_pf.asp?i_id=283)

Industry Trends in Production and Transport of Heavy Oil

The market factors behind Petrosonic's upgrading derive from the oil industry’s needs relative to the production and refining infrastructure. As production shifts more to heavier oil it becomes necessary for refining capacity to adapt to it, either by pre-upgrading the oil or by major refining changes. Until then heavy oil producers face a penalty due to refining and pipeline infrastructure limitations driven by:

•	The need to maintain low capital costs and operating costs;

•	The ability to produce and transport heavy oil within the same systems as that established for conventional oil, i.e. using existing transport pipelines;

•	Delivery of heavy oil to the point of sale with reduced expenditures on diluents;

•	Production and transportable technology that allows the exploitation of heavy oil reserves at lower total cost, particularly for smaller fields – without massive infrastructure expenditures.

Issues for Heavy Oil Producers

Pursuant to the aforementioned industry pressures, heavy oil producers, especially small to medium size ones, face price penalties:

•	Traditional heavy oil is both more viscous and dense than conventional oil;

•	API similar to bitumen from oil sands (Canadian Athabasca bitumen API between 8-14 API);

•	Peaking global supply increases the production of less attractive and higher cost oil resources;

•	Smaller producers face high costs due to the need to blend heavy oil with diluents for pipeline transportation or face penalties for failure to meet pipeline specifications for viscosity and API (approximately 22 API);

•	Fixed producer “upgrading” facilities to increase the API have been limited by the poor economics of small scale and short production life;

•	Upgrading is generally limited to de-asphalting (removal of heavy asphaltene components – up to 16% by mass) and vis-breaking (low temperature cracking).

Oil Sands

The world’s two largest sources of bitumen (and related extraction and recovery operations) are in Canada and in Venezuela. There is also known oil shale or bituminous reserves in the United States, Mexico, South America, Africa, Kazakhstan and other locations.

In Canada, oil sands are found in three locations in the province of Alberta: The Athabasca, Peace River and Cold Lake regions. They cover 141,000 square kilometers ("Canada's Oil Sands", Andrea Grant and Lynne C. Myers, November 17, 2004, page 1). The Athabasca is the largest deposit area, located in the northeast part of Alberta. The total bitumen in place in Alberta is estimated at 1.6 trillion barrels (Id. at page 2).

In 2011 about 1.7 million barrels of oil per day were being produced from Alberta's oil sands. It is estimated that production will reach 2.1 million barrels per day by 2015. Approximately 170 billion barrels are estimated to be recoverable using current open pit mining and in-situ technologies ("Economic Impacts of New Oil Sands Projects in Alberta" (2010-2035), Canadian Energy Research Institute, May 2011).

Oil Sands Production in Canada

The Canadian oil sands industry is dominated by large integrated multi-national companies, including Albion Sands Energy Inc., Canadian Natural Resources Limited, Chevron, EnCana Corporation, Husky Energy Inc., Imperial Oil Resources Limited, Petro-Canada (Fort Hills), Shell Canada Limited, Suncor Energy Inc. and Syncrude Canada Ltd.

Upcoming players include (with projects under development or already underway) TOTAL (Joslyn), Exxon Mobil, Synenco, Fort Hills (UTS), Kearl Lake Project with Imperial Oil Resources Limited, and BP (British Petroleum).

Alberta’s oil sands (1.74 trillion barrels) are not only the world’s largest capital project but now represent 60 per cent of the world’s investable oil reserves. But to produce one million barrels of oil a day, industry requires withdrawals of enough water from the Athabasca River to sustain a city of two million people every year. Despite some recycling, the majority of this water never returns to the river and is pumped into some of the world’s largest man-made dykes containing toxic waste. By 2015, the Canadian Association of Petroleum Producers predicts that oil sands production may total as much as three million barrels a day. ("Running Out of Steam: Oil Sands Development and Water Use in the Athabasca River Watershed: Science and Market Based Solutions", Environmental Research and Studies Centre University of Alberta and Munk Centre for International Studies at Trinity College University of Toronto, May 2007, page i.)

Oil sands extraction usually takes at least two tons of oil sand to fill one barrel of upgraded synthetic crude oil. Furthermore, for every barrel of synthetic oil produced in Alberta, more than 80 kg of greenhouse gases are released into the atmosphere, and 3 to 5 barrels of waste water are dumped into tailing ponds. (Environmental Research and Studies Centre, University of Alberta, 2007) Production waste streams released into ponds have still relatively large amounts of unrecovered bitumen and expensive diluents (as much as 4%). In large volumes typical for the oil extraction, these waste streams pose major environmental burdens as well as lost economic potential, inasmuch as we believe that we would be able to separate the oil from the waste and sell the heavy crude oil into the market.

Bitumen and naphtha recovery processes involve separation of the complex mixtures of mineral matter (sand, clay), water and small amounts of soluble organic from the bitumen. Current operators use a combination of energy (hydro-transport, heat, conventional mixing), chemical (caustic) addition, flotation and light solvent dilation to achieve the necessary separations.

Petrosonic's Opportunity

We believe Petrosonic will be able to take advantage of an opportunity that traditional upgrading technology cannot address – upstream upgrading on smaller scales. The viability of upgrading is constantly changing due to production mix, refining infrastructure costs, and oil pricing. However, there are three markets for small upgraders that make sense:

•	Pipeline systems where access to the pipeline requires blending of heavy oil. Condensate prices and heavy oil differentials have been stable for some time and long term projections indicate that low condensate prices following the global economic slow-down will be short-lived;

•	Heavy oil producers in markets where light oil dominates refinery infrastructure. Internationally there are several markets like this; and

•	Markets where upgrading asphalt by-products can command premium prices. This is especially attractive in the United States, given the economic infrastructure stimulus measures being implemented through the 2009 American Recovery and Reinvestment Act, which provides $105.3 billion for infrastructure investment.

To take advantage of these opportunities Petrosonic must be able to:

•	Economically upgrade heavy oil from small and medium sized producers;

•	Add value and allow producers to capture a larger share of the market price for refinery products; and

•	Provide operating plants to heavy oil producers in return for tolling process fees or purchase heavy oil at a premium to blenders.

Upgraded oil provides uplift in crude’s value and eliminates issues related to transport of crude oil to pipeline and refinery companies.

The Petrosonic Process

As noted above, the Petrosonic heavy oil process will enable heavy sour oil (HSO) and bitumen (from most heavy oil and oil sands fields in the world) to be converted from nominally an API gravity of 8-14 degrees to a value-added synthetic crude oil of between 18 and 23 API. This is achieved through the reduction of undesirable constituents of the raw heavy oil and/or bitumen. The process incorporates two stages: solvent de-asphalting and distillation.

While solvent de-asphalting and distillation are both proven and well known technologies, the innovation associated with the Petrosonic upgrading process lies in the rapid de-asphalting achieved by sonication of the de-asphalting phase with the Petrosonic reactor stage.

Petrosonic Test Data

Sonoro completed an extensive test program of heavy oils both in house and independently with the complete upgrading process which has shown to consistently achieve the target improvements in API. The tests were carried out in Sonoro's R&D site in Richmond, British Columbia (in house). The lab work for the specifics of the de-asphalted oil and asphaltenes generated was carried out by Alberta Research Council in their laboratory (independent) in Edmonton, Alberta. The tests were carried out during 2010 and 2011. For Canadian bitumen samples this represents an upgrade from nominally 10° API to 25° API. The test program included heavy oils and bitumen from the Canadian Athabasca and Lloydminster fields, heavy oil from U.S. refineries, and crude oil from two international oil producers. The upgraded oil quality is typically:

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

The following table illustrates some of the data from the extensive test program that Sonoro conducted. This is critical in establishing the application of the Petrosonic process on a broad basis.

The table below (Table 1) shows key performance parameters for Alberta/Cold Lake oil:

Table 1

Analysis	Raw Bitumen	Upgraded Oil [Petrosonic ID 090309E-2]
Total Acid Number (TAN)	1.24	1.18
API Gravity	14.4	26.0
Density @15[o]C	0.9690	0.8982
Nickel	46	17
Vanadium	95	38
Sulphur	3.62	2.46

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

Table 3 shows a PONA summary by carbon number for Alberta/Cold Lake oil. Table 3 reflects the effectiveness of the Petrosonic upgrading process through the reduction in the oil’s carbon number from C9/C10 to C7/C8, which indicates the generation of new lighter end fractions, each having a lower density and thus serving to increase the API. Given the high sensitivity of the API calculation to density, even small changes in density create significant gains in API quality.

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

The following table (Table 4) illustrates some of the data from the extensive test program that Sonoro conducted. This is critical in establishing the application of the Petrosonic process on a broad basis.

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

The Petrosonic reactor, using its low-frequency/high-energy/high-amplitude reactor design, allows for significant improvement in the mass transfer efficiency of the solvent de-asphalting step in particular, cutting the de-asphalting time required from 6 to 10+ hours to 2 minutes.

Step 2: Solvent Recovery

At the completion of the two-stage Petrosonic upgrading process, the upgraded oil is required to be separated from the solvent through a standard solvent recovery process such as an evaporator or distillation column. Given the significant differential in boiling points of the upgraded oil and the solvent for recovery, the separation process is economical and readily applicable to recover solvent with a solvent residual of less than 4% remaining in the oil and probably below 2%. Such a small solvent residual in the oil is well within the expected quality parameters for pipeline and refinery specifications. The recovered solvent is reused at the solvent de-asphalting stage to complete the loop on the Petrosonic upgrading process.

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

The Petrosonic reactor has been designed and built in a variety of configurations but all Petrosonic process development is undertaken on full scale units:

•	Petrosonic reactors are based on low-frequency/high-amplitude Petrosonic energy reactors;

•	An electromagnetic drive puts a massive steel bar into resonance and this allows efficient transfer of energy to the reaction chambers;

•	There are no moving parts and so Petrosonic reactors have a high reliability and operational availability;

•	The reaction chambers are attached at the mid-node points one half wavelength from the drive system, enabling the reactors to apply Petrosonic energy to physical, chemical and biological processes; and

•	Petrosonic reactors are thus able to achieve more sustainable processes – better reactivity, less reagents, less energy, greater effectiveness and more product for overall economic advantage.

Direct Sonicated Separation

Sonoro also carried out independent tests on oil sands to determine if the technology could be effective in a low cost primary separation process. Preliminary tests with a proprietary process protocol produced results comparable with existing technology.

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

Petrosonic Heavy Oil Process Provisional and PCT Patent Applications

As part of the transaction with Sonoro Energy, the Company has acquired the following heavy oil process provisional and PCT applications based on the Sonoprocess™:

•	Patent Application No: WO2009111871. Jurisdiction: WIPO. Title: Method for Treating Heavy Crude Oil. Application Status: Published.

•	Patent Application No: EA201071060. Jurisdiction: Eurasisa. Title: Method for Treating Heavy Crude Oil. Status: Pending.

•	Patent Application No: EP2260089. Jurisdiction: Europe. Title: Method for Treating Heavy Crude Oil. Status: Pending.

•	Patent Application No: 2156/MUMNP/2010. Jurisdiction: India. Title: Method for Treating Heavy Crude Oil. Status: Pending.

•	Patent Application No: US 61/035,690. Jurisdiction: United States. Title: Method for Treating Heavy Crude Oil. Status: This priority claim has expired. The Company will appeal the expired priority claim to attempt to reinstate it, although there is no guarantee that the Company will be successful in its appeal.

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

The design of the equipment was based on an estimation of both the required solvent as well as the regional heavy crude oil expected to be upgraded at site, and any changes and variations in either the solvent or the heavy oil will impact the overall ability to commission the project. Our process relies on the availability of certain solvents such as light naphtha, pentane and LPGs. Light naphtha and pentane are liquids and LPGs are liquefied gases and as such require different pressures and heat to be mixed with heavy crude and recovered. In case the liquid solvents are not available for any reason in the jurisdiction in which we are operating, changing from one solvent to the other will require some modifications to our equipment and process. These modifications may cause some interruption or delays of the processing.

The ability to procure suitable safe installation for commissioning the equipment is critical given the limited number of suitable contractors available in Albania. The ability to source and deliver piping or other equipment could cause commissioning or optimization delays. The equipment to be assembled into a continuous heavy oil upgrading process has not been operated in the proposed configuration elsewhere. The process is expected to operate as designed but unforeseen assembly and commissioning situations are normal and expected. Remaining equipment to be ordered is minor in scope but any delays or problems in sources of supply from European sources could lead to minor delays.

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

Customers

Our target customers are heavy oil producers, industrial groups that consume heavy oil and refineries that refine heavy oil. In addition, our potential customers consist of heavy oil trading companies and, assuming the development of our business to sell asphaltenes, asphalt producers and consumers of asphalt products such as construction companies that require asphaltenes as raw material for production of asphalt. Currently the Company has no customers.

Employees

We have currently 2 full-time employees and 3 part-time employees, as well as 4 independent consultants. The consultants provide general business services to us, such as assistance with regulatory matters, and engineering services. We plan to hire a Chief Financial Officer and three local operations staff in Albania during the first year of its operations. The Company has identified potential candidates for such positions, and expects to proceed with such hires once it has secured the requisite financing.

Environmental Laws and Regulations

The Company will be subject to the environmental laws of Albania, the location of its processing facility. In accordance with these laws, all companies that store and process hydrocarbons must apply for and receive an environmental permit issued by the Ministry of the Environment and the local government where the plant is located. The Company has applied to both entities and expects to receive the permit by the end of April 2013. Since the Company's process does not require any use of water, extensive energy or generate any emissions, it does not fall under more complicated and lengthy environmental permit requirements typical for refineries or upgraders. Albania also requires the Company to obtain a fire safety permit. The Company plans to install all necessary equipment required for anti-fire measures and regulations in the country.

Procurement of Equipment

The Company will rely on a third party contractor to manufacture the sonicators and other related equipment according to its design and specifications. The Company has received quotes from the third party manufacturer and expects that it will be able to obtain all the necessary equipment to grow its processing capacity in the future. The manufacturer has the production and financial capability and capacity to fulfill our orders in the future. In addition, the Company has access to several local and international fabricators and engineering firms to carry out the necessary assembly of the equipment and increase capacity of its processing plant in the future.

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

Since our inception on June 11, 2008 through December 31, 2011, we sustained $89,400 in net losses and we had a working capital deficit at December 31, 2011 of $48,387. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and uncertainties inherent in the establishment of a business enterprise including, but not limited to, lack of operating capital, lack of skilled personnel and lack of demand for our process.  There can be no assurance that we can execute our business plan, which involves implementing our process of converting heavy sour oil and bitumen to a value-added synthetic crude oil. Even if we are successful in implementing our business plan, there is no assurance that our future operations will be profitable.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future.  We will require additional financing in order to proceed beyond the establishment of our own stand-alone facilities, including the processing facility in Albania.  We will also require additional financing to pay the fees and expenses necessary to operate as a public company.  We will also need more funds if the costs of the development and operation of our existing technologies are greater than we have anticipated.  We will also require additional financing to sustain our business operations if we are not successful in earning revenues. We anticipate that we will need approximately $3 million during the next 12 months to sustain our business operations, pay the fees and expenses of operating as a public company, complete the construction of our facility in Albania and hire additional employees. We may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when it is required.  Our future is dependent upon our ability to obtain financing.  If we do not obtain such financing, our business could fail and investors could lose their entire investment.

Because we may never earn revenues from our operations, our business may fail and investors may lose all of their investment in our Company.

The Company was formed on June 11, 2008. We have no history of revenues from operations.  We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  Our company has a limited operating history.  If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

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

Our auditors have indicated that our recurring losses raise substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2011 were prepared on a going concern basis. We have suffered recurring losses since inception and our auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Until we earn revenues that are adequate to support our operations, which may never happen, our ability to maintain our status as an operating company is entirely dependent upon obtaining adequate cash to finance our overhead and implement our business plan. In order to meet our operating expenses, we have sold debt and equity securities and we expect to continue selling our securities to raise money in the future. There is considerable uncertainty as to whether we will be able to obtain financing on terms acceptable to us. There is no assurance that we will be able to implement our business plan or continue our operations.

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

We expect to be subject to various environmental laws and regulations in the countries in which we operate. The government of Albania requires us to obtain an environmental permit for our facility and a fire safety permit. We prepared all the necessary paperwork and applied for the environmental permit, but it has not been issued yet. Since our operations do not require any use of water, extensive energy or generate any emissions we do not anticipate that we will be subject to the more complicated and lengthy environmental permit requirements typical for refineries or upgraders. We plan to install all necessary equipment required for anti-fire measures and regulations in the country. If we fail to comply with the environmental laws to which we are subject, we may incur significant liabilities and our business opportunities could be reduced.

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

The concentration of our future customers in the energy industry may impact our overall exposure to credit risk as customers may be similarly affected by prolonged changes in economic and industry conditions. Those countries that rely heavily upon income from hydrocarbon exports would be hit particularly hard by a drop in oil prices. Further, laws in some jurisdictions in which we may operate could make collection difficult or time consuming. We intend to perform ongoing credit evaluations of our customers and generally do not plan to require collateral in support of our trade receivables. While we may maintain reserves for potential credit losses, we cannot assure such reserves will be sufficient to meet write-offs of uncollectible receivables or that our losses from such receivables will be consistent with our expectations.

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

Our potential customers, some of whom may be national oil companies, could have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenues and/or profits.

Increases in the prices and availability of our raw materials could affect our results of operations.

We expect to use significant amounts of raw materials (including steel and other metals, chemicals, plastics, polymers and energy inputs) for producing our products and maintaining our facilities and some of our fixed assets. The price of these raw materials has a significant impact on our cost of producing products for sale or constructing fixed assets used in our business. There can be no assurance that the prices of raw materials will remain within a manageable range and will be readily available. If we are unable to obtain necessary raw materials or if we are unable to minimize the impact of increased raw material costs or to realize the benefit of cost decreases in a timely fashion through our supply chain initiatives or pricing, our margins and results of operations could be adversely affected.

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

We utilize a variety of intellectual property rights in our services. We view our portfolio of process and design technologies as one of our competitive strengths and we use it as part of our efforts to differentiate our service offerings. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, challenged or infringed upon. In addition, the laws of some foreign countries in which our services may be sold may not provide adequate protection of our intellectual property rights. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could diminish. In addition, if our intellectual property rights or work processes become obsolete, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. As a result, our business and financial performance could be materially and adversely affected.

Included in the assets we received from Sonoro was an expired priority claim related to the application filed in the United States Patent and Trademark Office, number 61/035690 titled, "Method for Treating Heavy Crude Oil". While we intend to appeal the expiration of the claim, there is no guarantee that our appeal will be granted.

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

Due to the unsettled political conditions in many oil-producing countries, our financial performance may be subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. We expect that some of our potential customers’ operations will be conducted in areas that have significant amounts of political risk. In addition, military action or continued unrest in the Middle East could impact the supply and price of oil, disrupt our customer’s operations in the region and elsewhere, and increase our costs related to security worldwide.

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

Our operations and properties are subject to national and local Albanian environmental, health, and safety regulations governing, among other things, the generation, storage, handling, use, and transportation of petroleum and hazardous substances, the emission and discharge of materials into the environment, waste management, and the monitoring, reporting, and control of greenhouse gas emissions. If we fail to comply with these regulations, we may be subject to administrative, civil, and criminal proceedings by governmental authorities, as well as civil proceedings by environmental groups and other entities and individuals. A failure to comply, and any related proceedings, including lawsuits, could result in significant costs and liabilities, penalties, judgments against us, or governmental or court orders that could alter, limit, or stop our operations.

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

We may not have sufficient crude oil to be able to run our Albanian facility at full capacity.

Our Albanian facility will process crude oil from the local regions around the facility. To the extent sufficient local crude oil cannot be contracted to process and we are unable to contract sufficient crude oil from non-local sources to supply the Albanian facility, we may not have sufficient crude oil to run the Albanian facility at full capacity, which could have a material adverse impact on our business, financial condition, and results of operations.

We could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations.

Our operations require permits and authorizations under various laws and regulations of Albania, including environmental and health and safety laws and regulations. These authorizations and permits are subject to revocation, renewal, or modification and can require operational changes, which may involve significant costs, to limit impacts or potential impacts on the environment and/or health and safety. A violation of these authorization or permit conditions or other legal or regulatory requirements could result in substantial fines, criminal sanctions, permit revocations, injunctions and/or a shutdown of our facility. In addition, major modifications of our operations could require modifications to our existing permits which could have a material adverse effect on our business, financial condition, or results of operations.

Risks Associated with our Company and our Securities

We will be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with the Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management realizes there are deficiencies in the design or operation of our internal control that adversely affect our internal controls which management considers to be material weaknesses including those described below:

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

Because our sole director is not independent, he can make and control corporate decisions that may be disadvantageous to other common shareholders.

Our securities are not listed on a national securities exchange or quoted on an inter-dealer quotation system that requires that directors be independent. Using the definition of “independent” in Rule 5605 of the Rules of the Nasdaq Stock Market, we have determined that our director is not independent. Our director has a significant influence in determining the corporate transactions we enter into or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. The interest of our director may differ from the interests of the other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders.

All of our assets, and our sole officer and director, are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or our sole director and officer.

All of our assets are located outside the United States. In addition, our sole officer and director is a national and resident of a country other than the United States, and all or a substantial portion of his assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our director and sole officer, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or our sole director and officer.

Our business is dependent on a key executive and the loss of any of our key executive could adversely affect our business, future operations and financial condition.

We are dependent on the services of our Chief Executive Officer, Art Agolli. Mr. Agolli has many years of experience and an extensive background in the oil industry in general. We may not be able to replace that experience and knowledge with other individuals. We do not have “Key-Man” life insurance policies on Mr. Agolli. The loss of our key executive or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

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

Our head office is located at Suite 204, 205 – 9th Avenue SE, Calgary, AB, Canada, T2G 0R3. Our sole director is providing the office free of charge in order to save costs until the Company can lease an office when requisite funding is in place. Our main telephone number is (403) 708-7869.

Petrosonic Albania Sha has an office in Fier, Albania at same location where its processing plant is located. Albania’s heavy oil upstream and downstream industries are located in Fier and the facility is only a few miles away from the heavy oil producing fields. It is also located 35 kilometers away from Albania’s only deep sea port and export facility, the PIR Vlora terminal. The office is being provided by Albnafta free of charge until the Company signs a lease agreement when requisite funding is in place.

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

The following table sets forth, for the fiscal quarters indicated, the high and low bid price for our common stock, as reported on the OTCBB. The quotations below reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

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

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our Board of Directors may deem relevant. Our retained earnings deficit, which at December 31, 2011 was $89,400, currently limits our ability to pay dividends.

Securities Authorized For Issuance Under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the quarter ended December 31, 2011 that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K that was filed during the 2011 fiscal year.

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

Overview

There is limited historical financial information about Petrosonic Energy, Inc. upon which to base an evaluation of our performance. We are a development stage company focused on the treatment and upgrading of heavy oil by sonicated solvent de-asphalting. We are in the process of bringing online our first stand-alone facility located in Albania, which is expected to be able to process and de-asphalt up to 1,000 barrels per day of heavy oil. We plan to generate revenue by both integrating our system into oil producer treatment facilities, as well as continuing to develop our own standalone facilities, such as the Albania facility, to capture further upside and long term value creation.

Results of Activities

Two Months Ended December 31, 2011 as compared to the two months ended December 31, 2010

We did not generate any revenue during the two months ended December 31, 2011 or during the two months ended December 31, 2010. We had a net loss for the two months ended December 31, 2011 of $3,022 compared to a net loss of $0 for the two months ended December 31, 2010.

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

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

PETROSONIC ENERGY, INC.

(Formerly Bearing Mineral Exploration, Inc.)

(a Development Stage Company)

Page No.

Financial Statements of Petrosonic Albania SHA.
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2011 and December 31, 2010	F-3
Statements of Operations and Comprehensive Loss for the year ended December 31, 2011, the period from inception (May 24, 2010) through December 31, 2010 and the period from inception (May 24, 2010) through December 31, 2011	F-4
Statements of Cash Flows for the year ended December 31, 2011, the period from inception (May 24, 2010) through December 31, 2010 and the period from inception (May 24, 2010) through December 31, 2011	F-5
Statements of Stockholders’ Deficit for the period from inception (May 24, 2010) to December 31, 2011	F-6
Notes to Financial Statements	F-7

Financial Statements of Petrosonic Energy, Inc.
Report of Independent Registered Public Accounting Firm	F-11
Balance Sheets as of December 31, 2011, December 31, 2010 (unaudited), October 31, 2011 and October 31, 2010	F-12
Statements of Operations for the two months ended December 31, 2011, the two months ended December 31, 2010 (unaudited), the years ended October 31, 2011 and 2010 and for the period from inception (June 11, 2008) through December 31, 2011	F-13
Statements of Stockholders’ Deficit for the period from inception (June 11, 2008) to December 31, 2011	F-14
Statements of Cash Flows for the two months ended December 31, 2011, the two months ended December 31, 2010 (unaudited), the years ended October 31, 2011 and 2010 and for the period from inception (June 11, 2008) through December 31, 2011	F-15
Notes to Financial Statements	F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Petrosonic Albania SHA.

(a Development Stage Company)

Tirana, Albania

We have audited the accompanying balance sheets of Petrosonic Albania SHA. (a development stage company) (the “Company”) as of December 31, 2011and December 31, 2010 and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2011, the period from May 24, 2010 (inception) through December 31, 2010 and the period from May 24, 2010 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2011, the period from May 24, 2010 (inception) through December 31, 2010 and the period from May 24, 2010 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/S/MALONEBAILEY, LLP

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

July 20, 2012

Petrosonic Albania SHA.

(A Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash	$1,655	$146
Valued-added taxes receivable	86,136	3,725
Total current assets	87,791	3,871

Property and equipment, net	617,924	183,874

TOTAL ASSETS	$705,715	$187,745

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$204,176	$-
Total current liabilities	204,176	-

Stockholders' equity:
Common stock, 100,000 shares authorized, $25.64 par value, 100,000 shares issued and outstanding	2,564,000	2,564,000
Additional paid-in capital	(2,028,950)	(2,356,528)
Other comprehensive income	1,607	69
Deficit accumulated during the development stage	(35,118)	(19,796)
Total stockholders’ equity	501,539	187,745

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$705,715	$187,745

See accompanying notes to the financial statements.

Petrosonic Albania SHA.

(A Development Stage Company)

Statements of Operations and Comprehensive Loss

		May 24, 2010	May 24, 2010
		(Inception)	(Inception)
	Year Ended	through	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Operating Expenses:
General and administrative expenses	$15,322	$19,796	$35,118

Total operating expenses	15,322	19,796	35,118

Net loss	$(15,322)	$(19,796)	$(35,118)

Other Comprehensive Income:
Foreign currency translation adjustment	1,538	69	1,607
Comprehensive loss	$(13,784)	$(19,727)	$(33,511)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding - basic and diluted	2,564,000	2,564,000

See accompanying notes to financial statements.

Petrosonic Albania SHA.

(A Development Stage Company)

Statements of Cash Flows

		May 24, 2010	May 24, 2010
		(Inception)	(Inception)
	Year Ended	through	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash flows from operating activities
Net loss	$(15,322)	$(19,796)	$(35,118)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Receivables	(82,411)	(3,725)	(86,136)
Accounts payable and accrued expenses	204,176	-	204,176
Net cash provided by (used in) operating activities	106,443	(23,521)	82,922

Cash flows from investing activities
Cash paid for purchase of property and equipment	(438,833)	(183,874)	(622,707)
Net cash used in investing activities	(438,833)	(183,874)	(622,707)

Cash flows from financing activities
Contributed capital	327,578	207,472	535,050
Net cash provided by financing activities	327,578	207,472	535,050

Effect of exchange rate changes on cash	6,321	69	6,390

Net increase in cash	1,509	146	1,655
Cash at the beginning of the year	146	-	-
Cash at the end of the year	$1,655	$146	$1,655

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

See accompanying notes to financial statements.

Petrosonic Albania SHA.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

May 24, 2010 (Inception) through December 31, 2011

					Deficit
					Accumulated
			Additional	Other	During	Total
	Common Stock		Paid-in	Comprehensive	Development	Stockholders’
	Shares	Amount	Capital	Income	Stage	Equity
Balance at May 24, 2010 (Inception)	-	$-	$-	$-	$-	$-

Founders shares issued at inception	40,000	1,025,600	(1,025,600)	-	-	-

Common stock issued to founders for license at inception	60,000	1,538,400	(1,538,400)	-	-	-

Contributed capital	-	-	207,472	-	-	207,472

Other comprehensive income	-	-	-	69	-	69

Net loss	-	-	-	-	(19,796)	(19,796)

Balance at December 31, 2010	100,000	$2,564,000	$(2,356,528)	$69	$(19,796)	$187,745

Contributed capital	-	-	327,578	-	-	327,578

Other comprehensive income	-	-	-	1,538	-	1,538

Net loss	-	-	-	-	(15,322)	(15,322)

Balance at December 31, 2011	100,000	$2,564,000	$(2,028,950)	$1,607	$(35,118)	$501,539

See accompanying notes to financial statements.

PETROSONIC ALBANIA SHA.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Organization, nature of operations and summary of significant accounting policies

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

Property and equipment, net

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The Company has not recognized depreciation since inception as none of the Company’s property and equipment was available and ready for use (see Note 3).

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

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with the standard for “Fair Value Measurements codified within ASC 820”, which defines fair values, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements:

• Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical asset or liabilities in active markets.

• Level 2 - inputs to the valuation methodology include closing prices for similar assets and liabilities in active markets, and inputs that are observable for the assets and liabilities, either directly, for substantially the full term of the financial instruments.

• Level 3 - inputs to the valuation methodology are observable and significant to the fair value.

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

Note 3 – Property and equipment, net

During 2011 and 2010, all of the Company’s property and equipment consisted of construction in progress. During 2011 and 2010, the Company was in the process of constructing buildings and production lines. The production lines consist of machinery and equipment.

Property and equipment consisted of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010

Construction in progress - machinery and equipment	495,985	$183,874
Construction in progress - buildings	121,939	-
	$617,924	$183,874

Depreciation was not recorded against the property and equipment during 2011 and 2010 because it was not ready for use. The buildings were completed during 2012 and the production lines consisting of the property and equipment are expected to be completed during 2013.

Note 4 - Related party transactions

During 2010, shareholders contributed $207,472 in cash primarily for the purchase of machinery and equipment. During 2011, shareholders contributed $327,578 in cash primarily for the purchase of machinery and equipment and for the construction of buildings to house the Company’s production line, which is being constructed by the Company in Albania.

Note 5 - Value-added taxes receivable

At December 31, 2011, the Company has $86,189 receivable from Tax Authorities for value added tax.

In April 2012, the Company filed for and subsequently received a refund of this tax amount from the government of Albania.

Note 6 - Stockholders’ equity

Common stock

The Company has 100,000 common shares authorized with a par value of $25. 64.

At inception, Sonoro Energy Ltd. was issued 60,000 common shares, representing a 60% ownership interest in the Company, in exchange for Sonoro’s heavy oil technology license. The fair value of the shares at inception was determined to be nominal and Company recorded the acquisition cost of the license at $-0-, which reflected Sonoro Energy Ltd.’s basis in the license.

At inception, Albnafta Shpk was issued 40,000 common shares, representing a 40% ownership interest in the Company. The shares were valued at $0 as their fair value at inception was determined to be nominal. From inception through December 31, 2011, Albnafta Shpk contributed an aggregate of $117,067 which is included in the total shareholder contributions disclosed in Note 4. Albnafta Shpk is owned 100% by Art Agolli.

Note 7 - Commitments and contingencies

Operating lease

Total rent expense for 2011 and 2010 was $9,209 and $0, respectively.

Note 8 - Income taxes

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Petrosonic Energy, Inc.

(formerly Bearing Mineral Exploration, Inc.)

(a Development Stage Company)

Calgary, Canada

We have audited the accompanying balance sheets of Petrosonic Energy, Inc. (formerly Bearing Mineral Exploration, Inc.) (a development stage company) (the “Company”) as of December 31, 2011 and October 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the two months ended December 31, 2011, the years ended October 31, 2011 and 2010 and the period from June 11, 2008 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and October 31, 2011 and 2010 and the results of its operations and its cash flows for the two months ended December 31, 2011, the years ended October 31, 2011 and 2010 and the period from June 11, 2008 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/S/MALONEBAILEY, LLP

MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

October 8, 2012

PETROSONIC ENERGY, INC.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,	October 31,	October 31,
	2011	2010	2011	2010
		(Unaudited)
ASSETS
Current Assets:
Cash	$378	$2,340	$3,310	$2,340

Total Assets	$378	$2,340	$3,310	$2,340

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$4,515	$2,331	$2,175	$2,331
Accrued liabilities	2,250	4,500	4,500	4,500
Advance from shareholder	42,000	28,000	42,000	28,000
Total Current Liabilities	48,765	34,831	48,675	34,831

Stockholders’ Deficit:
Common stock, 843,750,000 shares authorized, $0.001 par value, 67,149,000 shares issued and outstanding	67,149	67,149	67,149	67,149
Additional paid-in capital	(26,136)	(26,136)	(26,136)	(26,136)
Deficit accumulated during the development stage	(89,400)	(73,504)	(86,378)	(73,504)
Total Stockholders' Deficit	(48,387)	(32,491)	(45,365)	(32,491)

Total Liabilities and Stockholders' Deficit	$378	$2,340	$3,310	$2,340

See accompanying notes to the financial statements.

PETROSONIC ENERGY, INC.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	November 1,	November 1,			June 11, 2008
	2011	2010			(Inception)
	through	through	Years Ended		through
	December 31,	December 31,	October 31,		December 31,
	2011	2010	2011	2010	2011
		(Unaudited)

OPERATING EXPENSES
General and administrative expenses	$3,022	$-	$12,874	$29,259	$89,400
Total Operating Expenses	3,022	-	12,874	29,259	89,400

NET LOSS	$(3,022)	$-	$(12,874)	$(29,259)	$(89,400)

NET LOSS PER SHARE:
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic and Diluted	67,149,000	67,149,000	67,149,000	67,149,000

See accompanying notes to the financial statements.

   PETROSONIC ENERGY, INC.

(Formerly Bearing Mineral Exploration, Inc.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

June 11, 2008 (Inception) through December 31, 2011

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance June 11, 2008 (date of inception)	-	$-	$-	$-	$-

Shares issued for cash on June 17, 2008 at $0.00008889 per share	37,125,188	37,125	(33,825)	-	3,300

Shares issued for cash on September 19, 2008 at $0.0008889 per share	29,137,688	29,138	(3,238)	-	25,900

Shares issued for cash on October 6, 2008 at $0.0133339 per share	886,124	886	10,927	-	11,813

Net loss for the year	-	-	-	(11,642)	(11,642)

Balance, October 31, 2008	67,149,000	67,149	(26,136)	(11,642)	29,371

Net loss for the year	-	-	-	(32,603)	(32,603)

Balance, October 31, 2009	67,149,000	67,149	(26,136)	(44,245)	(3,232)

Net loss for the year	-	-	-	(29,259)	(29,259)

Balance, October 31, 2010	67,149,000	67,149	(26,136)	(73,504)	(32,491)

Net loss for the two months ended December 31, 2010 (unaudited)	-	-	-	-	-

Balance, December 31, 2010	67,149,000	67,149	(26,136)	(73,504)	(32,491)

Net loss for the 10 months ended October 31, 2011	-	-	-	(12,874)	(12,874)

Balance, October 31, 2011	67,149,000	67,149	(26,136)	(86,378)	(45,365)

Net loss for the two month period ended December 31, 2011	-	-	-	(3,022)	(3,022)

Balance, December 31, 2011	67,149,000	$67,149	$(26,136)	$(89,400)	$(48,387)

See accompanying notes to the financial statements.

PETROSONIC ENERGY, INC.
(Formerly Bearing Mineral Exploration, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	November 1,	November 1,			June 11, 2008
	2011	2010			(Inception)
	through	through	Years Ended		through
	December 31,	December 31,	October 31,		December 31,
	2011	2010	2011	2011	2011
		(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,022)	$-	$(12,874)	$(29,259)	$(89,400)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	90	-	(156)	1,702	6,765
Prepaid expenses	-	-	-	498	-

Net Cash Used In Operating Activities	(2,932)	-	(13,030)	(27,059)	(82,635)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net advances from shareholder	-	-	14,000	13,000	42,000
Proceeds from issuance of common stock	-	-	-	-	41,013

Net Cash Provided By Financing Activities	-	-	14,000	13,000	83,013

NET (DECREASE) INCREASE IN CASH	(2,932)	-	970	(14,059)	378

CASH, BEGINNING OF PERIOD	3,310	2,340	2,340	16,399	-

CASH, END OF PERIOD	$378	$2,340	$3,310	$2,340	$378

See accompanying notes to the financial statements.

Petrosonic Energy, Inc. (Formerly Bearing Mineral Exploration, Inc.) (A Development Stage Company) Notes to the Financial Statements December 31, 2011

1.	Nature and Continuance of Operations

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

The reconciliation of the benefit for income taxes computed at the U.S. federal statutory rate to the Company’s effective tax rate for the periods ended December 31, 2011 and October 31, 2011 is as follows:

	Period Ended December 31, 2011	Year Ended October 31, 2011
	$	$
Income tax recovery at statutory rate	13,410	12,957
Valuation allowance change	(13,410)	(12,957)

Net deferred tax asset	-	-

6.	Subsequent Events

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

On July 27, 2012, the Company acquired certain assets from Sonoro Energy Ltd. including (i) certain technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, (ii) 60,000 shares of Petrosonic Albania pursuant to a share purchase agreement and (iii) sonic reactors located in Albania and Richmond, British Columbia and a solvent recovery system located in or around Turin, Italy. In exchange for the assets, the Company agreed to pay to Sonoro the following consideration: (i) CDN$250,000, (ii) a convertible debenture in the principal amount of CDN$250,000 and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired. As a result of acquiring the 60,000 shares, the Company acquired controlling interest in Petrosonic Albania Sha. and Petrosonic Albania Sha. became a majority owned subsidiary of the Company. Effective July 27, 2012, the Company’s primary operations consist of utilizing the Assets to develop a business relating to the treatment and upgrading of heavy oil by sonicating solvent de-asphalting and operating the business of Petrosonic Albania Sha. On August 9, 2012, the Company’s Board of Directors approved changing the fiscal year end of the Company from October 31 to December 31 as a result of the acquisition of Petrosonic Albania Sha.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer/Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer/Principal Financial Officer has concluded that our disclosure controls and procedures are not effective, due to the deficiencies in our internal controls over financial reporting described below.

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

The foregoing material weaknesses identified in our internal control over financial reporting and disclosure controls and procedures were identified in December 2011 by external consultants responsible for the preparation of our financial reporting package. Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

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

As of December 31, 2011 we have not taken action to correct the material weaknesses identified in our internal control over financial reporting. Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in connection with the aforementioned weaknesses, will implement the following remediation measures:

1.	Our Board of Directors will nominate an audit committee and audit committee financial expert.

2.	We will appoint additional personnel to assist with the preparation of our financial statements, which will allow for proper segregation of duties as well as additional manpower for proper documentation.

3.	We will engage in a thorough review and restatement of our information technology control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

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

Art Agolli – President, Chief Executive Officer, Chief Financial Officer, Director (appointed March 2012)

Mr. Agolli has more than 16 years of successful experience in developing heavy oil projects. Since February 2009 he has been the CEO of BA Capital, a Calgary based merchant bank serving the energy, mining and technology sectors, which he founded. Mr. Agolli currently devotes approximately 20% of his time to providing services to BA Capital.

Mr. Agolli is co-founder and former Vice President of Bankers Petroleum Ltd., a Toronto and London Stock Exchange listed oil and gas company. Mr. Agolli played a key role in building Bankers Petroleum from a start up in April 2004 to a company with a $2.3 billion market capitalization when he left in August 2008. Bankers Petroleum has a 100% working interest and is the operator of the largest onshore heavy oil field in Europe (Albania). As a consultant to BNK Petroleum, a Toronto Stock Exchange listed company that was spun off from Bankers Petroleum in 2008, Mr. Agolli played a key role in that company’s entry into Poland. BNK Petroleum now has one of the largest shale gas land positions in the country and in Europe. BNK Petroleum grew from a start-up to a company with a $700 million market capitalization. From September 2008 through July 2009, Mr. Agolli was Executive Vice President of Business Development for Stream Oil and Gas Ltd., an emerging oil and gas exploration company.

Mr. Agolli was also one of the founders of Sonoro Energy Ltd., a TSX listed company. From time to time, Mr. Agolli provides services as a consultant to Sonoro Energy Ltd. Sonoro has exclusive rights to development of all heavy oil in Salah ad Din Province in Iraq. From 1998-2001, Mr. Agolli was an international business and corporate development executive with Koch Industries Inc., the largest privately held company in North America. From March 2001 to December 2003 he was CEO of Anonima Petroli Italiana (Albania), a subsidiary company of Api Spa, one of the largest refining and trading oil companies in Italy.

Mr. Agolli started his career as a consultant for the World Bank in Washington DC in 1997. Mr. Agolli holds a Masters Degree in Management from Grand Valley State University in Michigan and an International Relations and Business Degree from the same university. He is a member of the Association of International Petroleum Negotiators headquartered in Houston, Texas.

Mr. Agolli's knowledge of the energy market and his entrepreneurial experience led us to the conclusion that he should be appointed as a director.

Terms of Office

In accordance with the Company’s bylaws and the provisions of the Nevada Revised Statutes, the Company’s directors are appointed until the next annual general meeting of the Company’s stockholders, when their successors are elected, or until their resignation or removal from office.

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

Family Relationships

There are no family relationships between or among the directors and executive officers.

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

Mr. Agolli cannot be considered an “audit committee financial expert” as defined in Item 401 of Regulation S-K. The Company does not presently have, among its officers and directors, a person meeting these qualifications and given our financial circumstances, does not anticipate seeking an audit committee financial expert to join the Board in the foreseeable future.

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

Executive Compensation - Executive Officers

The following summary compensation table covers all compensation awarded to, earned by or paid to our principal executive officer and each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the two months ended December 31, 2011 and the fiscal year ended October 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total (1)

Art Agolli	12/31/2011	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer, Chief Financial Officer, Director (appointed March 2012)	10/31/11	$0	$0	$0	$0	$0	$0	$0

____________________________

(1)	The dollar value in this column for each named executive officer represents the sum of all compensation reflected in the previous columns.

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

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage Beneficially Owned

Directors and Executive Officers

Art Agolli Chief Executive Officer, President and Director 57 Valley Woods Way, NW Calgary, AB T3B 6A5	0	(2)	0%

All Officers and Directors as a Group (1 person)	0		0%

Principal Stockholders

Gerhard Schlombs (Former officer and former director) 92 Wishing Well Drive Toronto, ON M1T 1J9	37,125,188		55.29%

SGP Group Inc. (3) 2nd Terrace W. Centreville P.O. Box 10567 Nassau, Bahamas	4,276,284		6.37%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	On April 17, 2012, we issued 20,000,003 shares of our common stock to Mr. Agolli in exchange for an assignment of a letter of intent he entered into with Sonoro. Please see the discussion of this transaction in Item 13, “Certain Relationships and Related Transactions and Director Independence”. Had Mr. Agolli owned these shares on December 31, 2011, his percentage ownership would have been 29.8%.

(3)	Josephine Agotilla has dispositive and voting control for SGP Group Inc.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

At December 31, 2011, our former President; Gerhard Schlombs had advanced $42,000 to us towards working capital.

The office in which Petrosonic Albania Sha. is headquartered is provided to it by Albnafta free of charge, although it is not required to do so. Albnafta is wholly-owned by Art Agolli, our sole executive officer and director. The office in which the Company is headquartered is provided to it by Art Agolli, although he is not required to do so.

During 2010, Albnafta and Sonoro contributed $207,472 to Petrosonic Albania Sha for the purchase of machinery. During 2011, Albnafta and Sonoro contributed $327,578 to Petrosonic Albania Sha primarily for construction of a building in Albania.

On April 17, 2012 the Company entered into an assignment agreement with Art Agolli, our sole executive officer and director, pursuant to which Mr. Agolli agreed to convey to the Company all of his right title and interest in a letter of intent with Sonoro, the holder of all of the legal and equitable rights and entitlements to a sonic reactor and technology that Sonoro developed for the treatment and upgrading of heavy oil by sonicated solvent de-asphalting (the "Assets and Technology"), in exchange for 20,000,003 (post-split) shares of our common stock having a value of $160,000. Thereafter, on July 27, 2012, we entered into an Asset Purchase and Sale Agreement with Sonoro in order to acquire the Assets and Technology, which included (i) certain technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, (ii) 60,000 shares of Petrosonic Albania Sha. pursuant to a share purchase agreement, and (iii) certain machinery, including sonic reactors located in Albania and Richmond, British Columbia and a solvent recovery system located in or around Turin, Italy. In exchange for the Assets and Technology, we paid to Sonoro the following consideration: (i) CDN $250,000, which was paid in June 2012, (ii) a convertible debenture in the principal amount of CDN $250,000 and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired.

On June 6, 2012 Art Agolli loaned us CDN $200,000 pursuant to a Convertible Debenture. The unpaid principal amount of the Convertible Debenture accrues interest at the rate of 10% per year. The Convertible Debenture is due and payable on June 6, 2013. Mr. Agolli may convert the principal amount of the Convertible Debenture into shares of our common stock at the rate of $0.25 per share. The Convertible Debenture is secured with our personal property and the proceeds and products therefrom. On October 1, 2012, CDN $6,411 in interest was accrued on the principal amount. During the year ended December 31, 2012, CDN$200,000 was the highest principal amount owed.

Review, Approval or Ratification of Transactions with Related Persons

We have only one director, therefore independent review of related party transactions cannot be made by our Board of Directors. We intend to increase the number of independent directors on our Board within the next 12 months.

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

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$-
2010	$-

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

101.1	The following financial statements formatted in Extensible Business Reporting Language (XBRL): (i) balance sheets; (ii) statements of operations; (iii) statement of cash flows; and (iv) statements of stockholders deficit *

* To be filed by amendment.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 16th day of April 2013.

PETROSONIC ENERGY, INC.
(formerly Bearing Mineral Exploration, Inc.)
(Registrant)

By:	/s/ ART AGOLLI
Art Agolli, Chief Executive Officer, President and Principal Financial Officer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer)				X

101.1	The following financial statements formatted in Extensible Business Reporting Language (XBRL): (i) balance sheets; (ii) statements of operations; (iii) statement of cash flows; and (iv) statements of stockholders deficit *

* To be filed by amendment.

