Form 10-KT/A
period 2011-12-31
PETROSONIC ENERGY, INC.
filed 2013-04-19
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

To

FORM 10-K-T/A

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Petrosonic Energy, Inc. (the “Company”) is filing this Amendment No.2 (the “Amendment”) to amend its Annual Report on Form 10-K for the transition period beginning on November 1, 2011 and ending on December 31, 2011, which was first amended on April 16, 2013 (the “First Amendment”), solely for the purpose of filing Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE to the First Amendment. Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the First Amendment nor does it modify or update the disclosure contained in the First Amendment in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the First Amendment and the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the First Amendment.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 18th day of April 2013.

PETROSONIC ENERGY, INC.

By:	/s/ Art Agolli
Art Agolli, Chief Executive Officer and President