Form 10-K
period 2012-12-31
PETROSONIC ENERGY, INC.
filed 2013-05-03
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 000-53881

PETROSONIC ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of

incorporation or organization)

Suite 300, 714–1st Street SE, Calgary, AB, Canada T2G 2G8

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

  YES ☒      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $15,612,478.

At April 30, 2013, there were 79,166,405 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

PETROSONIC ENERGY, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements. We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

PART I

References to “we,” “our,” “us,” the “Company”, or the “Registrant” refer to Petrosonic Energy, Inc. (previously Bearing Mineral Exploration, Inc.), a Nevada corporation and its majority-owned subsidiary, Petrosonic Albania Sha, sometimes referred to as “Petrosonic Albania” or “Petrosonic”, a body corporate under the laws of Albania. The outstanding capital stock of Petrosonic Albania is owned 60% by the Company and 40% by Albnafta, a body corporate under the laws of Albania. Albnafta is wholly-owned by our Chief Executive Officer and director, Art Agolli.

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

On April 17, 2012, we issued 20,000,003 (post-split) shares of our common stock to Art Agolli, at that time our sole officer and director, in exchange for all of his right, title and interest in a letter of intent with Sonoro Energy Ltd. (“Sonoro”), a Canadian publicly traded company (TSX-V:SNV) based in Calgary, Alberta, Canada. At that time, Sonoro was the holder of all of the legal and equitable rights and entitlements to a sonic reactor and technology that it developed for the treatment and upgrading of heavy oil by sonicated solvent de-asphalting. Mr. Agolli owns approximately 1.5% of Sonoro's issued and outstanding shares of common stock (based on the number of shares of common stock reported by Sonoro to be outstanding on December 31, 2012, which is the most recent report currently available) and from time to time he provides business development consulting services to Sonoro.

On May 16, 2012, we effected an 11.25-for-1 forward stock split of our common stock and an increase in our authorized number of common shares to 843,750,000. Additionally, on May 16, 2012, we changed our name to “Petrosonic Energy, Inc.” to better reflect our new business direction.

On July 27, 2012, we completed the acquisition of 60% ownership of Petrosonic Albania, SHA. from Sonoro, including, pursuant to the terms of the Asset Purchase and Sale Agreement, dated July 27, 2012 (the “Purchase Agreement”). The solvent recovery system has been moved to Petrosonic’s facility in Albania.

Pursuant to the terms of the Purchase Agreement, in exchange for the acquisition, we agreed to pay to Sonoro the following consideration: (i) CDN $250,000, which was paid in June 2012, (ii) a convertible debenture in the principal amount of CDN$250,000, which was issued in July 2012 (the “Debenture”) and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired.

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

Following the consummation of the Transaction, we believe that we are not a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. From and after the consummation of the Transaction, our primary operations consist of utilizing the Assets to develop a business relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting and operating the business of Petrosonic Albania Sha. The audited financial statements of Petrosonic Albania Sha. for the fiscal years ended December 31, 2011 and 2010 can be found in our Annual Report on Form 10-K/T filed with the SEC under “Item 8. Financial Statements and Supplementary Data”. For accounting purposes, we have accounted for the Purchase Agreement under the purchase method of accounting.

We have no revenue and have accumulated losses since inception. We expect to generate operating losses during some or all of our planned development stage, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, which may likely involve the further issuance of capital stock, and the success of our future operations.

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

Priorities

Immediate priorities of the Company are:

•	strengthening the operations and management of the Company as it moves forward in the oil sector;

•	completing the facility in Albania, which we expect to commission by June 30, 2013;

•	establishing a second country oil processing project; and

•	building a firm backlog of projects with financing commitments.

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

*Does not include extra-heavy and oil sand sources of bitumen (i.e. Canada,Venezuela)

Source: US Geological Survey

According to a U.S. Geological Survey, heavy oils are found around the world, with an estimated 69% of the world’s technically recoverable heavy oil and 82% percent of the technically recoverable natural bitumen located in the Western Hemisphere. The Eastern Hemisphere, however, contains an estimated 85% of the world’s light oil reserves.

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

Industry Trends in Production and Transport of Heavy Oil

The market factors behind Petrosonic’s upgrading derive from the oil industry’s needs relative to the production and refining infrastructure. As production shifts more to heavier oil it becomes necessary for refining capacity to adapt to it, either by pre-upgrading the oil or by major refining changes. Until then heavy oil producers face a penalty due to refining and pipeline infrastructure limitations driven by:

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

In Canada, oil sands are found in three locations in the province of Alberta: The Athabasca, Peace River and Cold Lake regions. They cover 141,000 square kilometers. The Athabasca is the largest deposit area, located in the northeast part of Alberta. The total bitumen in place in Alberta is estimated at 1.6 trillion barrels.

In 2011 about 1.7 million barrels of oil per day were being produced from Alberta's oil sands. It is estimated that production will reach 2.1 million barrels per day by 2015. Approximately 170 billion barrels are estimated to be recoverable using current open pit mining and in-situ technologies.

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

Petrosonic Test Data

Sonoro completed an extensive test program of heavy oils both in house and independently with the complete upgrading process which has shown to consistently achieve the target improvements in API. The tests were carried out in Sonoro’s research and development site in Richmond, British Columbia (in house). The lab work for the specifics of the de-asphalted oil and asphaltenes generated was carried out by Alberta Research Council in their laboratory (independent) in Edmonton, Alberta. The tests were carried out during 2010 and 2011. For Canadian bitumen samples this represents an upgrade from nominally 10° API to 25° API. The test program included heavy oils and bitumen from the Canadian Athabasca and Lloydminster fields, heavy oil from U.S. refineries, and crude oil from two international oil producers. The upgraded oil quality is typically:

•	Density - from 23° to 28° API gravity, meeting pipeline specifications.

•	Viscosity - less than 100 cSt at 25°C (greater than 99% reduction), meeting pipeline specifications.

•	Liquid yields - From 85% to 92% by volume depending on the quantity and quality of asphaltene by-product required.

•	Sulphur - reduction by up to 40% by mass.

•	Heavy Metals - typical reduction of Vanadium up to 80% and Nickel by up to 88% by mass.

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

Table 4

		Raw					Upgraded
	Specific	API	Vanadium	Nickel	Sulphur	Total Acid Number	API	Vanadium	Nickel	Sulphur	Total Acid Number
Country	Source		(g)	(g)	(%)	(TAN)		(g)	(g)	(%)	(TAN)

Canada	CP	10.6	169.0	80.0	4.5	0.98	24.5	29.2	12.0	2.64	0.73
Canada	CDL	14.4	95.0	46.0	3.62	1.24	26.0	38.0	17.0	2.46	1.18
US (Texas)	TG	17.4	12.0	5.4	3.73	0.59	27.9	4.2	1.9	2.78	0.99
US (Texas)	TK	14.9	15.0	16.0	3.85	0.56	27.5	4.4	4.2	2.51	0.58
US (Texas)	TQ	11.2	15	16	3.33	1.71	25.9	2.9	3.1	2.51	0.55
Albania	AB	10.8	348.4	68.5	5.96	0.56	25.1	56	8.6	3.96	0.3
Albania	AD	10.2	287.0	57.0	3.98	0.52	29.0	65.9	12.2	3.27	0.73
Albania	AM	21.0	110.0	19.0	2.43	1.07	31.9	48.4	7.7	2.88	0.85
Venezuela	VP	9.4	492.0	105.0	4.26	5.26	21.7	220	45.4	2.96	3.68
US (Utah)	US	14.5	23.8	12.2	1.18	3.19	32.5	1.7	1.0	0.62	0.26

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

Petrosonic Heavy Oil Process Provisional and PCT Patent Applications

As part of the transaction with Sonoro Energy, the Company has acquired the following heavy oil process provisional and PCT applications based on the Sonoprocess™:

•	Patent Application No: WO2009111871. Jurisdiction: WIPO. Title: Method for Treating Heavy Crude Oil. Application Status: Published.

•	Patent Application No: EA201071060. Jurisdiction: Eurasisa. Title: Method for Treating Heavy Crude Oil. Status: Pending.

•	Patent Application No: EP2260089. Jurisdiction: Europe. Title: Method for Treating Heavy Crude Oil. Status: Pending.

•	Patent Application No: 2156/MUMNP/2010. Jurisdiction: India. Title: Method for Treating Heavy Crude Oil. Status: Pending.

•	Patent Application No: US 13/822,818. Jurisdiction: United States. Title: Method for Treating Heavy Crude Oil. Status: This application is pending at the USPTO and awaiting examination.

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

Customers

Our target customers are heavy oil producers, industrial groups that consume heavy oil and refineries that refine heavy oil. In addition, our potential customers consist of heavy oil trading companies and, assuming the development of our business to sell asphaltenes, asphalt producers and consumers of asphalt products such as construction companies that require asphaltenes as raw material for production of asphalt. In April 2013 we entered into a Master Toll Services Agreement with IDK Petrol Albania Sila (“IDK”). Pursuant to the agreement, which has a term of one year but may be renewed, IDK will provide Petrosonic with feedstock for processing. There is no minimum amount of feedstock that IDK is required to provide. The charge for processing will be determined on a transaction-by-transaction basis.

Employees

We have currently 3 full-time employees and 4 part-time employees. From time to time we also retain the services of independent consultants. The consultants provide general business services to us, such as assistance with regulatory matters, and engineering services. We plan to hire three local operations staff in Albania once we begin our processing operations.

Environmental Laws and Regulations

The Company will be subject to the environmental laws of Albania, the location of its processing facility. In accordance with these laws, all companies that store and process hydrocarbons must apply for and receive an environmental permit issued by the Ministry of the Environment and the local government where the plant is located. The Company has applied to both entities and expects the permit to be received by the end of May 2013. Since the Company's process does not require any use of water, extensive energy or generate any emissions, it does not fall under more complicated and lengthy environmental permit requirements typical for refineries or upgraders. Albania also requires the Company to obtain a fire safety permit. The Company plans to install all necessary equipment required for anti-fire measures and regulations in the country.

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

You should carefully consider the risks described below together with all of the other information included in this Form 10-K before making an investment decision with regard to our securities. The statements contained in or incorporated into this Form 10-K that are not statements of historic or present facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to our Business

We have incurred losses in prior periods and may incur losses in the future.

Since our inception on May 24, 2010 (date of inception of our Predecessor) through December 31, 2012, we have sustained recurring net losses resulting in an accumulated deficit $596,731 as of December 31, 2012. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and uncertainties inherent in the establishment of a business enterprise including, but not limited to, lack of operating capital, lack of skilled personnel and lack of demand for our process. There can be no assurance that we can execute our business plan, which involves implementing our process of converting heavy sour oil and bitumen to a value-added synthetic crude oil. Even if we are successful in implementing our business plan, there is no assurance that our future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future. Until our process is proven and we begin generating enough revenue to sustain our operations, we expect to require additional financing. In January 2013, we raised an additional $1,770,000 in cash through the sale of our common stock, which we intend to use over the next 12 months to sustain our business operations, pay the fees and expenses of operating as a public company, complete the facility in Albania and hire additional employees. In the future, we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when financing is required. Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, our business could fail and investors could lose their entire investment.

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

We have reported a net loss of $272,812 in our results of operations for the period from August 1, 2012 through December 31, 2012. If we are unable to generate significant revenues from our processing facility in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

Our auditors have indicated that our recurring losses raise substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2012 were prepared on a going concern basis. However, we have suffered recurring losses since inception and our auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Until we earn revenues that are adequate to support our operations, which may never happen, our ability to maintain our status as an operating company is entirely dependent upon obtaining adequate cash to finance our overhead and implement our business plan. In order to meet our operating expenses, we have sold debt and equity securities and we expect to continue selling our securities to raise money in the future. There is considerable uncertainty as to whether we will be able to obtain financing on terms acceptable to us. There is no assurance that we will be able to implement our business plan or continue our operations.

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

We expect to be subject to various environmental laws and regulations in the countries in which we operate. The government of Albania requires us to obtain an environmental permit for our facility and a fire safety permit. We prepared all the necessary paperwork and applied for the environmental permit, but it has not been issued yet. Since our operations do not require any use of water, extensive energy or generate any emissions we do not anticipate that we will be subject to the more complicated and lengthy environmental permit requirements typical for refineries or upgraders. We are in the process of installing all necessary equipment required for anti-fire measures and regulations in the country. If we fail to comply with the environmental laws to which we are subject, we may incur significant liabilities and our business opportunities could be reduced.

We are subject to significant foreign exchange and currency risks that could adversely affect our operations and our ability to reinvest earnings from operations, as well as mitigate our foreign exchange risk through hedging transactions, may be limited.

Since we currently conduct a significant portion our operations outside the United States, our business is subject to foreign currency risks, including currency exchange rates fluctuations and difficulties in converting local currencies into U.S. dollars. The exchange rates between the Albanian Lek, the Canadian dollar, the Euro and the U.S. dollar and other foreign currencies is affected by, among other things, changes in local political and economic conditions. Such currency fluctuations may materially affect the Company’s financial position and results of operations and a material change in currency rates in our markets could affect our future results as well as affect the carrying values of our assets.

We generally attempt to denominate our contracts in U.S. dollars or in the currencies of our costs. However, we may enter into contracts that subject us to currency risk exposure, primarily when our contract revenue is denominated in a currency different than the contract costs. We anticipate that a significant portion of our consolidated revenue and consolidated operating expenses will be in foreign currencies. As a result, we will be subject to risks resulting from changes in foreign exchange rates and limitations on our ability to reinvest earnings from operations in one country to fund the financing requirements of our operations in other countries.

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

We may be unable to recognize expected revenue from future contracts.

Our potential customers, some of whom may be national oil companies, could have significant bargaining leverage over us and may elect to cancel or revoke contracts, not renew contracts, modify the scope of contracts or delay contracts, in some cases preventing us from realizing expected revenue and/or profit.

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

Due to the unsettled political conditions in many oil-producing countries, our financial performance may be subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. We expect that some of our potential customers' operations will be conducted in areas that have significant amounts of political risk. In addition, military action or continued unrest in the Middle East could impact the supply and price of oil, disrupt our customer’s operations in the region and elsewhere, and increase our costs related to security worldwide.

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

All of our assets, and our Chief Executive Officer, who is also a director, are located outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or this individual.

All of our assets are located outside the United States. In addition, our Chief Executive Officer, who is also a director, is a national and resident of a country other than the United States, and all or a substantial portion of his assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or this individual, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or this individual.

Our business is dependent on a key executive and the loss of this key executive could adversely affect our business, future operations and financial condition.

We are dependent on the services of our Chief Executive Officer, Art Agolli. Mr. Agolli has many years of experience and an extensive background in the oil industry in general. We may not be able to replace that experience and knowledge with other individuals. We do not have a “Key-Man” life insurance policy on Mr. Agolli. The loss of our key executive or our inability to attract and retain additional highly skilled employees may adversely affect our business, future operations, and financial condition.

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

Our common shares are currently traded under the symbol “PSON,” and have in the past traded with low or no volume, based on quotations in the Over-the-Counter Market meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable.  Additionally, many brokerage firms may not be willing to effect transactions in the securities.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Our head office is located at Suite 204, 205 – 9th Avenue SE, Calgary, AB, Canada, T2G 0R3. Art Agolli, an executive officer and a director, is providing the office free of charge, although he is under no obligation to do so. Our main telephone number is (403) 708-7869.

Petrosonic Albania Sha has an office in Fier, Albania at same location where its processing plant is being established. Albania’s heavy oil upstream and downstream industries are located in Fier and the facility is only a few miles away from the heavy oil producing fields. It is also located 35 kilometers away from Albania’s only deep sea port and export facility, the PIR Vlora terminal. Albnafta is currently providing the office free of charge, although it is under no obligation to do so.

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

Fiscal Year Ended	High Bid	Low Bid
December 31, 2012

Fourth Quarter 10-1-12 to 12-31-12	$0.84	$0.49
Third Quarter 7-1-12 to 9-30-12	$0.67	$0.45
Second Quarter 4-1-12 to 6-30-12	$2.50	$0.12
First Quarter 1-1-12 to 3-31-12	$1.25	$1.06

	High Bid	Low Bid

Transition Period 11-01-11 to 12-01-11	No activity	No activity

Fiscal Year Ended	High Bid	Low Bid
October 31, 2011

Fourth Quarter 8-1-11 to 10-31-11	1.05	1.05
Third Quarter 5-1-11 to 7-31-11	1.75	1.01
Second Quarter 2-1-11 to 4-30-11	0.85	0.85
First Quarter 11-1-10 to 1-31-11	0.90	0.65

Shareholders

As of April 30, 2013 there were 92 shareholders of record of our common stock based upon the shareholders’ listing provided by our transfer agent. Our transfer agent is Signature Stock Transfer, Inc. The transfer agent’s address is 2632 Coachlight Court, Plano, Texas 75093 and its phone number is (972) 612-4120.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our Board of Directors may deem relevant. Our accumulated deficit, which at December 31, 2012 was $596,731, currently limits our ability to pay dividends.

Securities Authorized For Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan not approved by security holders	250,000	$0.83	0
Equity compensation plan not approved by security holders	250,000	$0.75	0

In conjunction with their agreement to join our Board of Directors, we issued options to two of our directors. Each option grant permitted the director to purchase 250,000 shares of our common stock. The exercise price for the option granted to Richard Rutkowski on March 18, 2013 is $0.83 per share while the exercise price for the option granted to Alfred Fischer on March 27, 2013 was $0.75 per share. We currently have no other equity compensation plans, although during 2013 we expect to formally adopt an equity compensation plan which will permit us to grant awards of common stock, options to purchase common stock or other equity securities to officers, directors, employees, consultants and agents who provide bona fide services to us not in conjunction with a capital raising transaction or stock promotional activities. As of the report date the terms of the options is yet to be determined.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the quarter ended December 31, 2012 that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA

Pursuant to Item 301(c) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes of Petrosonic Energy, Inc. for the years ended December 31, 2012 and 2011.

Overview

We are a development stage company focused on the treatment and upgrading of heavy oil by sonicated solvent de-asphalting. We are in the process of bringing online our first facility located in Albania, which is expected to be able to process and de-asphalt up to 1,000 barrels per day of heavy oil. We have not generated any revenue since inception. We plan to generate revenue by integrating our system into oil producer treatment facilities as well as by developing our own stand-alone processing facility. As described below, we have funded our operations to date through the issuance of convertible debentures and sales of shares of our common stock.

Between March 23, 2012 and June 21, 2012 we issued CDN$250,000 and $115,000 in convertible debentures.

On April 17, 2012, we issued 20,000,003 shares of our common stock valued at $160,000 to Art Agolli, our Chief Executive Officer and director, in exchange for all of his interest in a letter of intent with Sonoro.

On April 18, 2112, concurrent with his resignation as a director of the Company, Gerhard Schlombs surrendered 22,500,000 shares of our common stock, which we cancelled. No compensation was paid to Mr. Schlombs for the surrender of the common stock.

On May 16, 2012, we effected an 11.25:1 forward split of our common stock, resulting in each shareholder holding 11.25 shares of common stock for every one share held prior to the stock split. The common stock transactions disclosed in the financial statements have been restated retroactively to reflect the forward stock split for all periods presented.

On May 16, 2012, we changed our name to Petrosonic Energy, Inc. to better reflect our new business direction in anticipation of the proposed purchase of the Assets from Sonoro.

On July 27, 2012, we completed the acquisition of 60% ownership in Petrosonic Albania, SHA. from Sonoro in exchange for (i) CDN$250,000 in cash, which was paid in June 2012, (ii) a convertible debenture in the principal amount of CDN $250,000, which was issued in on July 27, 2012 and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired.

During the period from August 1, 2012 through December 31, 2012, the Company sold an aggregate of 5,650,000 common shares for net cash proceeds of $1,389,500. In connection with the sales, the company paid stock issuance costs of $23,000 and issued an aggregate of 363,000 common stock warrants as payment for stock issuance costs. The warrants are exercisable at $0.50 per share, vest immediately and have terms ranging from 1 to 2 years.

Results of Operations

Year ended December 31, 2012 as compared to the year ended December 31, 2011

Revenue. We did not generate any revenue during the years ended December 31, 2012 and 2011.

Our operations for the year ended December 31, 2012 include the operations for Petrosonic Energy, Inc. and subsidiary for the five month period ended December 31, 2012 plus the operations for our Predecessor company, Petrosonic Albania, SHA, for the seven months ended July 31, 2012. For the five months ended December 31, 2012, we had a net loss attributable to Petrosonic Energy, Inc. consolidated operations of $262,914 and for the seven months ended July 31, 2012, our Predecessor company had a net loss of $8,544 for a combined net loss for the year of $271,458 as compared to a net loss for our Predecessor company of $13,784 for the year ended December 31, 2011. The net loss for the year ended December 31, 2011 reflected only the net loss from our Predecessor company for that period.

Operating Expenses: Operating expenses increased by $236,225 to $251,547 for the year ended December 31, 2012 compared to $15,322 for the year ended December 31, 2011. The increase in operating expenses resulted primarily from increases in legal, accounting, investor relations and other administrative costs incurred by us in connection with developing and beginning the implementation of our operating plan and costs related to public company compliance matters. In addition, we recognized depreciation expense of $12,194 in the year ended December 31, 2012 compared to depreciation expense of $-0- in the prior year by our Predecessor company.

Loss from operations. Due to the increase in operating expenses, our loss from operations increased for the year ended December 31, 2012, by $236,225 to $251,547 compared to a net loss of $15,322 incurred by our Predecessor for the year ended December 31, 2011.

Interest expense. Our interest expense increased by $37,582 to $37,582 during the year ended December 31, 2012 compared to $0 for the year ended December 31, 2011. The increase resulted from interest expense on the convertible debentures issued by us to fund our operations and the interest expense associated with the convertible debenture issued to Sonoro in connection with the purchase of the Assets from Sonoro during the year.

Bargain Purchase Gain. The purchase price we paid for the Assets in the transaction with Sonoro was less than the fair value of the net assets acquired. Accordingly, we recorded the net benefit of $7,741 as a bargain purchase gain.

Net loss attributable to non-controlling interests. We acquired a 60% ownership interest in Petrosonic Albania SHA. The net loss attributable to non-controlling interest of $9,898 reflects the portion of the net loss of Petrosonic Albania SHA from Sonoro, for the five month period ended December 31, 2012 attributable to the non-controlling shareholder who continues to own the remaining 40% ownership interest in our subsidiary, Petrosonic Albania, SHA.

Net loss attributable to Petrosonic Energy, Inc.. The net loss attributable to Petrosonic Energy, Inc. for the five months ended December 31, 2012 of $262,914 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Subsidiary for that period after reducing the net loss by the loss attributable to the non-controlling interest described above. The net loss of $8,544 for the seven months ended July 31, 2012 for our Predecessor reflects the net loss for Petrosonic Albania, SHA for that period, which loss was attributable in full to the shareholders of Petrosonic Albania, SHA during that period. Similarly, during the year ended December 31, 2011, the entire net loss of Petrosonic Albania SHA of $13,784 was attributable to the shareholders of that company.

Liquidity and Capital Resources

At December 31, 2012, we had cash of $1,200,676 compared with $1,655 at December 31, 2011. At December 31, 2012, we had total current assets of $1,315,271 and total current liabilities of $515,943, resulting in a working capital balance of $799,328 on that date. We have incurred an accumulated deficit during the development stage of $596,731.

Operating activities for the year ended December 31, 2012 resulted in a net increase in the use of cash of $480,523 to $374,080 compared with cash provided by operations for the year ended December 31, 2011 by our Predecessor of $106,443. The increase in the use of cash was attributable primarily to the increase in operating costs and increased interest expense during the year ended December 31, 2012 combined with a use of cash used in the reduction of the level of accounts payable from 2012 compared with cash provided by an increase in accounts payable in the prior year by the Predecessor company.

Investing activities for the year ended December 31, 2012 reflected a reduction in the use of cash of $341,859 to a use of cash of $96,974 during the year ended December 31, 2012 compared with a use of cash of $438,833 during the year ended December 31, 2011. The reduction resulted from a lower level of investment in property and equipment during the year ended December 31, 2012 compared to that of the year ended December 31, 2011 by our Predecessor.

Financing activities for the year ended December 31, 2012 resulted in an increase in cash of $1,231,250 to $1,558,828 from $327,578 in the year ended December 31, 2011. The increase reflects the total of the proceeds from the sales of common stock of $1,389,500 and the contribution to capital made to our Predecessor of $169,328 over the capital contribution of $327,578 made in the year ended December 31, 2011in our Predecessor.

Effects of foreign exchange on cash. The effects of foreign exchange resulted in cash of $115,559 being provided during the year ended December 31, 2012 compared with cash of $6,321 being provided during the year ended December 31, 2011 by our Predecessor. The change reflects the effects of the variability in the rates of exchange of the various currencies in which the Company transacted business during the periods presented.

We will need to raise additional funds in order to continue operations and continue to execute on our business plan. Our cash needs are primarily for working capital to fund our operations and for capital equipment used in the construction of our processing capabilities. We have financed our operations through a variety of debt and equity financings. We presently operate with a level of overhead consistent with the Company’s present needs but need to raise additional capital to fund our planned future operations, which will include increasing overhead to support planned increases in the level of operations Our management is exploring a variety of options to meet our future cash requirements and capital requirements, including the possibility of debt financings, equity financings, and business combinations. If we fail to obtain the financing necessary to continue to execute on our business plan, we may be forced to reduce operations or possibly to cease operations.

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

Our future success and viability, therefore, are dependent upon our ability to generate capital financing. The failure to generate sufficient revenues or to raise additional capital may have a material and adverse effect upon us and our shareholders.

Because we have not generated any revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the latest fiscal year, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Property and equipment, net

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 5 years for machinery and equipment and 10 years for buildings. We have not recognized depreciation on machinery and equipment since we have not yet completed our production line.

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were not impaired as of December 31, 2012 or 2011.

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

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to Item 305(e) of Regulation S-K, the Company, as a smaller reporting company, is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer/principal financial officer has concluded that our disclosure controls and procedures are not effective, due to the deficiencies in our internal controls over financial reporting described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2012, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal control and is considered to be material weaknesses.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

2.	Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

3.	We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2012 the majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.	We lack sufficient information technology controls and procedures – As of December 31, 2012, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

5.	Lack of formal review process that includes multiple levels of review, resulting in several audit adjustments related to consolidation, purchase price allocation, and accounting of the Company’s convertible debt and equity transactions.

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

We have begun to take action to correct the material weaknesses identified in our internal control over financial reporting. In March 2013 we added two independent directors to our Board of Directors. These independent directors have experience in reading and understanding financial statements. We expect to form an audit committee during the 2013 year. During 2013, we will also try to implement the following remediation measures:

1.	We intend to appoint additional personnel to assist with the preparation of our financial statements, which will allow for proper segregation of duties as well as additional manpower for proper documentation.

2.	We intend to engage in a thorough review and restatement of our information technology control procedures, in addition to procurement of all hardware and software that will enable us to maintain proper backups, access, control etc.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On April 14, 2013 Richard Raisig, our Chief Financial Officer, resigned from his position.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information for each executive office and each director of the Company.

Name	Age	Title

Art Agolli	41	President, Chief Executive Officer, Principal Financial Officer and Director

Richard Rutkowski	57	Director

Alfred Fischer	66	Director

Art Agolli – President, Chief Executive Officer, Principal Financial Officer, Director (appointed March 2012)

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

Mr. Agolli was also one of the founders of Sonoro Energy Ltd., a TSX listed company and from time to time provides services as a consultant to Sonoro. Sonoro has exclusive rights to development of all heavy oil in Salah ad Din Province in Iraq. From 1998-2001, Mr. Agolli was an international business and corporate development executive with Koch Industries Inc., the largest privately held company in North America. From March 2001 to December 2003 he was CEO of Anonima Petroli Italiana (Albania), a subsidiary company of Api Spa, one of the largest refining and trading oil companies in Italy.

Mr. Agolli started his career as a consultant for the World Bank in Washington DC in 1997. Mr. Agolli holds a Masters Degree in Management from Grand Valley State University in Michigan and an International Relations and Business Degree from the same university. He is a member of the Association of International Petroleum Negotiators, headquartered in Houston, Texas.

Mr. Agolli's knowledge of the energy market and his entrepreneurial experience led us to the conclusion that he should be appointed as a director.

Richard Rutkowski, Director (appointed March 2013)

Mr. Rutkowski has been a director of ClearSign Combustion Corporation, a publicly traded company, since January 2008 and was appointed as Chairman and Chief Executive Officer of ClearSign Combustion Corporation in February 2008. Prior to joining ClearSign Combustion Corporation, Mr. Rutkowski was a co-founder of Microvision, Inc., a leader in optical beam-scanning display and imaging systems and served as the company’s Chief Executive Officer and Director from September 1995 until January 2006. In January 2000, Mr. Rutkowski co-founded Lumera Corporation, a leading developer of a broad range of devices used in optical communications, biomedical analysis and broadband imaging that are based on the company’s proprietary nano-materials and electro-optic polymers. Mr. Rutkowski served as Vice-Chairman of the Lumera’s board from January 2000 until May 2006. From May 2006 to February 2008, Mr. Rutkowski conducted management, finance, and marketing consultancy doing business under the name of Ormont and in 2012 he formed Ormont LLC. From November 1992 to May 1994, Mr. Rutkowski served as Executive Vice President of Medialink Technologies Corporation (formerly Lone Wolf Corporation), a developer of high-speed digital networking technology for multimedia applications in audio-video computing, consumer electronics, and telecommunications. From February 1990 to April 1995, Mr. Rutkowski was a principal of Rutkowski, Erickson, Scott, a business development consulting firm. He has served as a director of Ideal Power Converters, Inc. since 2012. Mr. Rutkowski has frequently been featured as a speaker or panelist at technology and business conferences, and has appeared on local and national television. He was honored as a Technology Pioneer at the World Economic Forum in 2002 and has been acknowledged by the University of Washington for his support of the University’s research efforts. Mr. Rutkowski attended the University of Chicago and has extensive experience in starting and building technology businesses. Mr. Rutkowski’s experience as a member of the board of directors and as an executive officer of publicly traded companies led us to the conclusion that he should be appointed as a director.

Alfred Fischer, Director (appointed March 2013)

Since 2003 Mr. Fischer has been the Chief Executive Officer of Quadrise Canada Corporation and Optimal Resources Inc., companies which he helped to found. Mr. Fischer has over 38 years of experience in the oil and gas industry in Canada and internationally. Mr. Fischer first entered the industry with Gulf Canada Resources Limited as an Exploration Geologist. Over the next 22 years he assumed increasing levels of management responsibility in Gulf Canada. From 1988 to 1991, Mr. Fischer served as Manager, International Development, responsible for exploitation and production in Indonesia, Egypt, and Australia offshore. In 1995 Mr. Fischer became Director, Mergers and Acquisitions and was involved in over $2.2 billion of North American corporate and property acquisitions. In late 1996 Mr. Fischer formed his own consulting firm to continue mergers and acquisitions activities, and specialized in providing senior management and operating services to the petroleum industry. Mr. Fischer’s extensive knowledge of, and experience in, the heavy oil industry led us to the conclusion that he should be appointed as a director.

Terms of Office

In accordance with our bylaws and the provisions of the Nevada Revised Statutes, our directors are appointed to hold office until the next annual meeting of the Company’s stockholders, when their successors are elected, or until their resignation or removal from office.

Our officers are appointed by the Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

During the past ten years, no director or executive officer was involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Family Relationships

There are no family relationships between or among the directors and executive officer.

Committees of the Board and Financial Expert

During the year ended December 31, 2012 we had only one director, therefore, all proceedings of the Board of Directors were conducted by resolutions consented to in writing, as permitted by the Nevada Revised Statutes and our bylaws. We do not presently have a policy regarding director attendance at meetings.

In March 2013 we added two independent directors, Messrs. Rutkowski and Fischer, and we intend to add at least one additional independent member to the Board. Although we do not yet have standing audit, nominating or compensation committees, or committees performing similar functions, it is our intention to form those committees during 2013. Until the committees are formed, we currently have a majority of independent directors who will be able to perform the functions of such committees.

We do not presently have among our directors a person meeting all of the qualifications of an audit committee financial expert. It is our intention to appoint a director who meets the qualifications of an audit committee financial expert to the Board of Directors during the 2013 fiscal year.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and overseeing the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of our shareholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business.

In carrying out its responsibilities, the Board will consider candidates suggested by shareholders. We have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors and that has not changed during the last fiscal year.

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

Code of Ethics

We have adopted a code of ethics that applies to our executive officers, including our principal executive officer, who is also our principal financial officer. Our code of ethics is included as an exhibit to our annual report on Form 10-K for the year ended October 31, 2009. Our code of ethics is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation - Executive Officers

The following summary compensation table covers all compensation awarded to, earned by or paid to our principal executive officer and each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the year ended December 31, 2012, the two months ended December 31, 2011 and the fiscal year ended October 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Art Agolli	12/31/2012	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer, Chief Financial Officer, (appointed March 2012)	12/31/2011	$0	$0	$0	$0	$0	$0	$0

Gerhard Schlombs, Principal Executive Officer (resigned March 2012)	12/31/2012	$0	$0	$0	$0	$0	$0	$0
	12/31/2011	$0	$0	$0	$0	$0	$0	$0

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors and during the 2012 year no compensation was paid to our sole director. Directors are not paid for meetings attended. However, in March 2013 we elected two independent directors. We granted an option to purchase 250,000 shares of our common stock to each director. The first option granted has an exercise price of $0.83 per share while the second option granted has an exercise price of $0.75 per share. We intend to review and consider future proposals regarding Board compensation. All travel and lodging expenses associated with corporate matters will be reimbursed by us, if and when incurred

Employment Agreements

On March 11, 2013, our Board of Directors approved an employment agreement with Art Agolli. The effective date of the agreement is January 1, 2013 and the agreement will terminate on January 1, 2015, unless earlier terminated or extended by its terms. Following the initial term, we and Mr. Agolli may renew the agreement for successive periods of two years.

Mr. Agolli’s annual base salary during the term will be $150,000 and will be subject to annual cost of living increases on January 1st of each year. Mr. Agolli is also entitled to participate in any employee benefit programs adopted by us, and at our expense will be provided with medical and dental benefits. Within 30 days following each one-year anniversary of the effective date of the agreement, Mr. Agolli may receive an option to purchase shares of our common stock in an amount to be determined by our board of directors and its committee responsible for compensation matters as constituted. The agreement may be terminated for cause by us, or without cause in the case of death, disability (with thirty days’ prior notice), or election by either party (with thirty days’ prior notice). If Mr. Agolli’s employment is terminated without cause, Mr. Agolli will receive accrued but unpaid salary plus the value of accrued but unused vacation, accrued but unpaid bonuses, and applicable reimbursement of business expenses, except that in the event of a termination without cause by us, he shall also receive the foregoing plus a severance equal to the greater of (i) the salary that would be due if employment had not been terminated and (ii) 24 months of annual base salary, in addition to twelve months of employee benefits coverage.

Securities Authorized for Issuance Under Compensatory Plans

Please see Item 5 of this report.

Potential Payments Upon Termination or Change-in-Control

Please see the discussion of Mr. Agolli’s employment agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The Company has only one class of stock outstanding, its common stock. The following table sets forth certain information as of April 30, 2013, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock. As of April 30, 2013, there were 79,166,405 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner (1)(2)	Shares Beneficially Owned		Percentage Beneficially Owned
Directors and Executive Officers

Art Agolli Chief Executive Officer, President and Director	20,855,911	(6)	26.39%

Richard Rutkowski, Director	0	(3)	0%

Alfred Fischer, Director	0	(3)	0%

Richard Raisig, Former Chief Financial Officer (4)	0		0%

All Officers and Directors as a Group (4 persons)	20,855,911		26.39%

Principal Stockholders

Gerhard Schlombs (Former officer and former director) 92 Wishing Well Drive Toronto, ON M1T 1J9	14,625,000		18.51%

SGP Group Inc. (5) 2nd Terrace W. Centreville P.O. Box 10567 Nassau, Bahamas	4,276,284		5.41%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	The address for each of our officers and directors is Suite 300, 714 1st Street, SE, Calgary, Alberta, Canada T2G 2G8

(3)	Mr. Rutkowski and Mr. Fischer were each granted an option to purchase 250,000 shares of our common stock. The exercise price of Mr. Rutkowski’s option is $0.83 and the exercise price of Mr. Fischer’s option is $0.75. The exercise prices represent the closing price of our common stock on the date that each Board member was elected. The Board has not yet determined the term of these options or the vesting of the right to purchase the common stock, therefore, we have not reported the option shares as being owned by either individual.

(4)	Richard Raisig resigned as our Chief Financial Officer on April 14, 2013.

(5)	This information is derived from a public filing and has not been independently verified.

(6)	Includes 855,908 shares of common stock that Mr. Agolli could acquire upon conversion of a promissory note in the principal amount of CDN$200,000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Transactions

At December 31, 2011, our former President; Gerhard Schlombs had advanced $42,000 to us towards working capital, which amount has subsequently been repaid in full.

The office in which Petrosonic Albania Sha. is headquartered is provided to it by Albnafta free of charge, although Albnafta is not required to do so. Albnafta is wholly-owned by Art Agolli, our Chief Executive Officer, Principal Financial Officer and a director. The office in which the Company is headquartered is provided to it by Art Agolli, although he is not required to do so.

During 2010, Albnafta and Sonoro contributed $207,472 to Petrosonic Albania, SHA. for the purchase of machinery. During 2011, Albnafta and Sonoro contributed $327,578 to Petrosonic Albania, SHA. primarily for construction of a building in Albania.

On April 17, 2012 the Company entered into an assignment agreement with Art Agolli, our sole executive officer and director, pursuant to which Mr. Agolli agreed to convey to the Company all of his right title and interest in a letter of intent with Sonoro, the holder of all of the legal and equitable rights and entitlements to a sonic reactor and technology that Sonoro developed for the treatment and upgrading of heavy oil by sonicated solvent de-asphalting (the "Assets and Technology"), in exchange for 20,000,003 (post-split) shares of our common stock having a value of $160,000. Thereafter, on July 27, 2012, we entered into an Asset Purchase and Sale Agreement with Sonoro in order to acquire a 60% ownership interest in Petrosonic Albania, SHA. In exchange for the acquisition, we paid to Sonoro the following consideration: (i) CDN$250,000, (ii) a convertible debenture in the principal amount of CDN$250,000 (the “Debenture”) and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired.

On June 6, 2012 Art Agolli loaned us CDN$200,000 pursuant to a Convertible Debenture. The unpaid principal amount of the Convertible Debenture accrues interest at the rate of 10% per year. The Convertible Debenture is due and payable on June 6, 2013. Mr. Agolli may convert the principal amount of the Convertible Debenture into shares of our common stock at the rate of $0.25 per share. The Convertible Debenture is secured with our personal property and the proceeds and products therefrom. On April 12, 2013, CDN$16,986 in interest was accrued on the principal amount. During the year ended December 31, 2012, CDN$200,000 was the highest principal amount owed.

On March 18, 2013, in conjunction with being elected to our Board of Directors, we granted an option to purchase 250,000 shares of our common stock to Richard Rutkowski. The exercise price is $0.83 per share. The option term and the conditions under which the right to purchase the common stock will vest have not yet been determined.

On March 27, 2013, in conjunction with being elected to our Board of Directors, we granted an option to purchase 250,000 shares of our common stock to Alfred Fischer. The exercise price is $0.75 per share. The option term and the conditions under which the right to purchase the common stock will vest have not yet been determined.

Review, Approval or Ratification of Transactions with Related Persons

We currently have no policies or procedures in place regarding the review and approval of related party transactions. Until March 2013 we had only one director, therefore independent review of related party transactions could not be made by our Board of Directors. We have increased our Board by an additional two members, both of whom are independent directors. We believe that the addition of these two directors will permit appropriate scrutiny of related party transactions.

Director Independence

During the year ended December 31, 2012, we had no independent directors. Our former sole director, Art Agolli, is not independent. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The Nasdaq Stock Market, and the Securities and Exchange Commission. In March 2013 we added Richard Rutkowski and Alfred Fischer, two independent directors, to our Board of Directors.

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

2012	$55,000
2011	$8,400

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

2012	$-
2011	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$-
2011	$-

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Asset Purchase and Sale Agreement dated July 27, 2012(1)

3.1(a)	Articles of Incorporation(2)

3.1(b)	Amendments to Articles of Incorporation(3)

3.2	Bylaws(2)

4	Specimen stock certificate(2)

10.1	Declaration of Trust of Gerhard Schlombs(2)

10.2	Convertible Debenture issued on March 23, 2012 to Sierra Growth, Inc.*

10.3	Convertible Debenture issued on April 18, 2012 to Sierra Growth, Inc.*

10.4	Convertible Debenture issued June 6, 2012 to Westlake Advisors Corp.*

10.5	Convertible Debenture issued June 21, 2012 to Jackson Bennett LLC*

10.6	Convertible Debenture dated June 6, 2012 issued to Artan Agolli(4)+

10.7	Form of Convertible Debenture dated July 27, 2012 issued to Sonoro Energy Ltd.(1)

10.8	Assignment of Shares of Common Stock dated April 17, 2012 from Art Agolli in favor of Bearing Mineral Exploration Inc.(1)

10.9	Convertible Debenture dated June 29, 2012 issued to Sonoro Energy Ltd.(1)

10.10	Non-Compete and Non-Solicitation Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.11	Consulting Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.12	Share Sale Contract dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.13	Form of Iraq License Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.14	Amended and Restated Employment Agreement dated January 1, 2013 between the registrant and Art Agolli.

10.15	Consulting Agreement dated April 26, 2013 between the registrant and StoryCorp Consulting, Inc.

14	Code of Ethics(5)

21	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e) promulgated under the Securities Exchange Act of 1934*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer)*

101.1	The following financial statements formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of operations, (ii) consolidated statements of cash flows, (iii) consolidated balance sheet, (iv) consolidated statement of changes in stockholders’ equity, and (v) the notes to the consolidated financial statements.**

*Filed herewith.

** To be filed by amendment.

+Indicates a contract with management.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2012.

(2) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 19, 2008.

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2012.

(4) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2013.

(5) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009 filed with the Securities and Exchange Commission on January 27, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 3rd day of May 2013.

PETROSONIC ENERGY, INC.
(Registrant)

By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer, President and Principal Financial Officer

EXHIBIT INDEX

Ex. No.	Description

2.1	Asset Purchase and Sale Agreement dated July 27, 2012(1)

3.1(a)	Articles of Incorporation(2)

3.1(b)	Amendments to Articles of Incorporation(3)

3.2	Bylaws(2)

4	Specimen stock certificate(2)

10.1	Declaration of Trust of Gerhard Schlombs(2)

10.2	Convertible Debenture issued on March 23, 2012 to Sierra Growth, Inc.*

10.3	Convertible Debenture issued on April 18, 2012 to Sierra Growth, Inc.*

10.4	Convertible Debenture issued June 6, 2012 to Westlake Advisors Corp.*

10.5	Convertible Debenture issued June 21, 2012 to Jackson Bennett LLC*

10.6	Convertible Debenture dated June 6, 2012 issued to Artan Agolli(4)+

10.7	Form of Convertible Debenture dated July 27, 2012 issued to Sonoro Energy Ltd.(1)

10.8	Assignment of Shares of Common Stock dated April 17, 2012 from Art Agolli in favor of Bearing Mineral Exploration Inc.(1)

10.9	Convertible Debenture dated June 29, 2012 issued to Sonoro Energy Ltd.(1)

10.10	Non-Compete and Non-Solicitation Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.11	Consulting Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.12	Share Sale Contract dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.13	Form of Iraq License Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.14	Amended and Restated Employment Agreement dated January 1, 2013 between the registrant and Art Agolli.

10.15	Consulting Agreement dated April 26, 2013 between the registrant and StoryCorp Consulting, Inc.

14	Code of Ethics(5)

21	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e) promulgated under the Securities Exchange Act of 1934*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer)*

101.1	The following financial statements formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of operations, (ii) consolidated statements of cash flows, (iii) consolidated balance sheet, (iv) consolidated statement of changes in stockholders’ equity, and (v) the notes to the consolidated financial statements.**

*Filed herewith.

** To be filed by amendment.

+Indicates a contract with management.

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2012.

(2) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 19, 2008.

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2012.

(4) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2013.

(5) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended October 31, 2009 filed with the Securities and Exchange Commission on January 27, 2010.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Petrosonic Energy, Inc.

INDEX TO FINANCIAL STATEMENTS

ANNUAL FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Petrosonic Energy, Inc. and Subsidiary

(a Development Stage Company)

Calgary, Canada

We have audited the accompanying consolidated balance sheet of Petrosonic Energy, Inc. and Subsidiary (collectively, “the Company” or “Successor”) as of December 31, 2012 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the period from August 1, 2012 through December 31, 2012. We have also audited the accompanying consolidated balance sheet of Petrosonic Albania, SHA. (“Predecessor”) as of December 31, 2011 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the period from January 1, 2012 through July 31, 2012, for the year ended December 31, 2011 and for the period from May 24, 2010 (inception) through July 31, 2012. These financial statements are the responsibility of the Company's and Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company and Predecessor are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s or Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor financial statements referred to above present fairly, in all material respects, the financial position of Petrosonic Energy, Inc. and Subsidiary as of December 31, 2012 and the results of their operations and their cash flows for the period from August 1, 2012 through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor financial statements referred to above present fairly, in all material respects, the financial position of Petrosonic Albania, SHA. as of December 31, 2011 and the results of its operations and its cash flows for the period from January 1, 2012 through July 31, 2012, for the year ended December 31, 2011 and for the period from May 24, 2010 (inception) through July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered recurring losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 2, 2013

PETROSONIC ENERGY, INC.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	Successor	Predecessor
ASSETS
Current assets:
Cash	$1,200,676	$1,655
Receivables	106,666	86,136
Prepaid expenses	7,929	-
Total current assets	1,315,271	87,791

Property and equipment, net of accumulated depreciation of
$12,194 and $-0-, respectively	735,220	617,924
TOTAL ASSETS	$2,050,491	$705,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,099	$204,176
Accounts payable to related parties	6,782	-
Accrued liabilities	112,909	-
Short-term debt, net of unamortized discounts of $239,847	175,153	-
Short-term debt to related parties	200,000	-
Total current liabilities	515,943	204,176

Stockholders’ equity:
Common stock, 843,750,000 and 100,000 shares authorized, $0.001 and $25.64 par value, 70,299,003 and 100,000 shares issued and
outstanding as of December 31, 2012 and 2011, respectively	70,299	2,564,000
Additional paid-in capital	1,734,170	(2,028,950)
Deficit accumulated during the development stage	(596,731)	(35,118)
Accumulated other comprehensive income	28,312	1,067
Total Petrosonic Energy, Inc. stockholders’ equity	1,236,050	501,539
Non-controlling interest	298,498	-
Total stockholders’ equity	1,534,548	501,539
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,050,491	$705,715

The accompanying notes are an integral part of these consolidated financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

				May 24, 2010
	August 1, 2012	January 1, 2012		(Inception)
	Through	Through	Year Ended	Through
	December 31, 2012	July 31, 2012	December 31, 2011	July 31, 2012
	Successor	Predecessor	Predecessor	Predecessor

Operating Expenses:
General and administrative expenses	$235,872	$3,481	$15,322	$38,599
Depreciation	7,113	5,081	-	5,081
Total operating expenses	242,985	8,562	15,322	43,680

Loss from operations	(242,985)	(8,562)	(15,322)	(43,680)

Other Income (Expenses):
Interest income	14	18	-	18
Interest expense	(37,582)	-	-	-
Bargain purchase gain	7,741	-	-	-
Gain on foreign currency transactions	-	-	1,538	-
Total other income (expenses)	(29,827)	18	1,538	18

Net loss	(272,812)	(8,544)	(13,784)	(43,662)

Losses attributable to non-controlling interest	9,898	-	-	-

Net loss attributable to Petrosonic Energy, Inc.	$(262,914)	$(8,544)	$(13,784)	$(43,662)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common
shares outstanding	65,692,292	2,564,000	2,564,000

Other Comprehensive Income:
Net loss	$(272,812)	$(8,544)	$(13,784)	$(43,662)
Foreign currency translation adjustment	28,312	108,666	1,538	110,273
Comprehensive income (loss)	(244,500)	100,122	(13,784)	66,611
Comprehensive income (loss) attributable to
non-controlling interest	9,898	-	-	-
Comprehensive income (loss) attributable to
Petrosonic Energy, Inc.	$(234,602)	$100,122	$(13,784)	$66,611

The accompanying notes are an integral part of these consolidated financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

May 24, 2010 (Inception) Through December 31, 2012

	Petrosonic Energy, Inc.
						Total
				Accumulated		Petrosonic		Total
			Additional	Other		Energy, Inc.'s		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Equity
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	(Deficit)

Predecessor – Petrosonic Albania, SHA.
Balances at May 24, 2010	-	$-	$-	$-	$-	$-	$-	$-
Founder shares	40,000	1,025,600	(1,025,600)	-	-	-	-	-
Common stock issued to
founder for license	60,000	1,538,400	(1,538,400)	-	-	-	-	-
Contributed capital	-	-	207,472	-	-	207,472	-	207,472
Foreign currency translation	-	-	-	69	-	69	-	69
Net loss	-	-	-	-	(19,796)	(19,796)	-	(19,796)
Balances at December 31, 2010	100,000	2,564,000	(2,356,528)	69	(19,796)	187,745	-	187,745
Contributed capital	-	-	327,578	-	-	327,578	-	327,578
Foreign currency translation	-	-	-	1,538	-	1,538	-	1,538
Net loss	-	-	-	-	(15,322)	(15,322)	-	(15,322)
Balances at December 31, 2011	100,000	2,564,000	(2,028,950)	1,607	(35,118)	501,539	-	501,539
Contributed capital	-	-	169,328	-	-	169,328	-	169,328
Foreign currency translation	-	-	-	108,666	-	108,666	-	108,666
Net loss	-	-	-	-	(8,544)	(8,544)	-	(8,544)
Balances at July 31, 2012	100,000	$2,564,000	$(1,859,622)	$110,273	$(43,662)	$770,989	$-	$770,989

Successor – consolidated
Balances at August 1, 2012	64,649,003	$64,649	$136,364	$-	$(333,817)	$(132,804)	$-	$(132,804)
Common stock and warrants
sold for cash, net	5,650,000	5,650	1,383,850	-	-	1,389,500	-	1,389,500
Beneficial conversion feature	-	-	213,956	-	-	213,956	-	213,956
Foreign currency translation	-	-	-	28,312	-	28,312	-	28,312
Noncontrolling interest	-	-	-	-	-	-	308,396	308,396
Net loss	-	-	-	-	(262,914)	(262,914)	(9,898)	(272,812)
Balances at December 31, 2012	70,299,003	$70,299	$1,734,170	$28,312	$(596,731)	$1,236,050	$298,498	$1,534,548

The accompanying notes are an integral part of these consolidated financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				May 24, 2010
	August 1, 2012	January 1, 2012		(Inception)
	Through	Through	Year Ended	Through
	December 31, 2012	July 31, 2012	December 31, 2011	July 31, 2012
	Successor	Predecessor	Predecessor	Predecessor
Cash flows from operating activities:
Net loss	$(272,812)	$(8,544)	$(15,322)	$(43,662)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation	7,113	5,081	-	5,081
Amortization of debt discounts	19,608	-	-	-
Bargain purchase gain	(7,741)	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	(64,656)	44,126	(82,411)	(42,010)
Prepaid expenses	(7,929)	-	-	-
Accounts payable to related parties	6,782	-	-	-
Accounts payable and accrued expenses	104,126	(199,234)	204,176	4,942
Net cash used in operating activities	(215,509)	(158,571)	106,443	(75,649)

Cash flows from investing activities:
Net cash acquired in acquisition	11,448	-	-	-
Cash paid for purchase of property and equipment	-	(108,422)	(438,833)	(731,129)
Net cash provided by (used in) investing activities	11,448	(108,422)	(438,833)	(731,129)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,389,500	-	-	-
Capital contributions	-	169,328	327,578	704,378
Net cash provided by financing activities	1,389,500	169,328	327,578	704,378

Effects of foreign exchange on cash	8,101	107,458	6,321	113,848

Net increase in cash	1,193,540	9,793	1,509	11,524
Cash, beginning or period	7,136	1,655	146	-
Cash, end of period	$1,200,676	$11,448	$1,655	$11,524

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	-	-	-	-
Non cash investing and financing activities:
Deposit used for acquisition	$250,000	$-	$-	$-
Convertible note issued for acquisition, net of
discount	204,852	-	-	-
Beneficial conversion feature	213,956	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Petrosonic Energy, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 - Nature of Business and Significant Accounting Policies

Nature of Business

Petrosonic Energy, Inc. (“we”, “our” or the “Company”) was incorporated in the state of Nevada on June 11, 2008. The Company is a Development Stage Company, as defined by ASC 915 “Development Stage Entities.”

On May 16, 2012 the Company changed its name to Petrosonic Energy, Inc. to better reflect the Company’s new business direction in anticipation of the purchase of certain rights in technology and assets through the acquisition of a 60% ownership interest in Petrosonic Albania, SHA. from Sonoro Energy Ltd. On July 27, 2012. Concurrent with the name change the Company effected a forward stock split on the basis of 11.25:1, whereby each shareholder would hold 11.25 common shares for every one share previously held. The Company’s share transactions disclosed in the financial statements have been restated retroactively to reflect the forward stock split for all periods presented. From and after the consummation of our purchase of July 27, 2012 (see Note 3), our primary operations consist of developing the business of the processing of heavy oil.

The financial statements included herein for the period from May 24, 2010 through July 31, 2012 are the financial statements of Petrosonic Albania, SHA. (“Predecessor”). The consolidated financial statements included herein for the period from August 1, 2012 through December 31, 2012 are the consolidated financial statements of Petrosonic Energy, Inc. and its 60% owned subsidiary, Petrosonic Albania, SHA. (collectively “Successor”).

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company and its 60% owned subsidiary, Petrosonic Albania, SHA. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimate

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

Accounts Receivable

Accounts receivables as of December 31, 2012 and 2011 consisted of a value-added tax receivable from the tax authorities of Albania of $46,666 and $86,136, respectively. The Company files for and receives a refund of this amount annually. Accounts receivables as of December 31, 2012 also includes a $60,000 payment made under a service contract that was subsequently cancelled. The $60,000 was returned to the Company after December 31, 2012.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expenses as incurred. Costs associated with improvements that extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally 3 to 5 years for machinery and equipment and 10 years for buildings. The Company has not recognized depreciation on machinery and equipment since the Company’s production line is under construction and is not ready to be placed in service. Depreciation of the Company’s buildings began in 2012 as their construction was completed during 2012.

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were not impaired as of December 31, 2012 or 2011.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances. There was no stock-based compensation during 2012 or 2011.

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

Recent Accounting Pronouncements

Company management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company has generated recurring losses since inceptions, has an accumulated deficit at December 31, 2012 and does not have sufficient working capital for its planned activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - Acquisition

On July 27, 2012, the Company acquired 60,000 shares in Petrosonic Albania SHA., representing a 60% ownership interest in that company from Sonoro Energy Ltd. As consideration for the purchase, the Company paid to Sonoro the following: (i) cash in the amount of CAD$250,000, (ii) a convertible debenture in the principal amount of CAD$250,000, and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day for a period of 30 consecutive days utilizing the technology acquired in this asset purchase. The fair value of the 10% royalty interest was determined to be nominal. The convertible debenture is unsecured, non-interest bearing, has a maturity date of two years from the issue date, is convertible into common stock of the Company at any time following financing by the Company of at least $500,000. The note will be convertible at the sales price of the financing of at least $500,000. The fair value of the convertible note was determined to be $204,852 resulting in an initial discount of $45,148. Effective July 27, 2012, the Company’s primary operations consist of using the assets to develop a business relating to the treatment and upgrading of heavy oil by sonicating solvent de-asphalting and operating the business of Petrosonic Albania SHA. Both parties agreed, for the convenience of month end closing procedures, to account for the acquisition as if it occurred on July 31, 2012. The results of operations and cash flows obtained through the use of July 31, 2012, rather than July 27, 2012, are not considered to be materially different.

The acquisition of Petrosonic Albania, SHA. from Sonoro is accounted for using the purchase method. As a result of the transaction, Petrosonic Albania, SHA. became a majority owned subsidiary of the Company and the assets and liabilities of the acquired entity have been brought forward at their fair value on the date of the acquisition. Immediately before the transaction, Sonoro Energy Ltd.’s ownership interest in Petrosonic Albania, SHA was 60%. Accordingly, in the fair value allocation, a non-controlling interest of $308,396 has been recorded, which amount reprsesents the value of the 40% non-controlling interest on the date of the transaction. The 40% non-controlling interest is held by Albnafta, an Albanian registered company that is held 100% by Art Agolli, the Company’s President and CEO.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Purchase Price
Cash at closing	$250,000
Convertible note, net of discount	204,852
Total Purchase Price	$454,852

Assets Acquired and Liabilities Assumed:
Cash	$11,448
Accounts receivable	42,010
Property and equipment	722,473
Accounts payable and accruals	(4,942)
Non-controlling interest	(308,396)
462,593
Bargain Purchase Gain	(7,741)
Total Purchase Price	$454,852

NOTE 4 – Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2012 and 2011:

	Successor	Predecessor
	December 31,	December 31,
	2012	2011
Construction in progress - machinery and equipment	$625,475	$495,985
Construction in progress - buildings	-	121,939
Buildings (10 year useful life)	121,939	-
less: accumulated depreciation	(12,194)	-
Total	$735,220	$617,924

The Company is constructing a production line using its proprietary Sonoprocess technology for the upgrading of heavy oil to higher standards for sale in commercial markets. The total cost of the full production line is currently estimated to be approximately $2,500,000, of which $637,669 has been incurred through December 31, 2012. Management expects that the production line will be complete and ready for use by the end of the third quarter of 2013.

Depreciation of the buildings began in 2012 upon their completion. There was no depreciation expense during 2011 as the assets were still under construction. Depreciation expense was $7,113 and $5,081 for the period from August 1, 2012 through December 31, 2012 and for the period from January 1, 2012 through July 31, 2012, respectively.

NOTE 5 - Related Party Transactions

As of December 31, 2012, the Company had an outstanding payable to its President of $6,782. The payable is unsecured, non-interest bearing and due on demand.

On June 11, 2012, we borrowed $200,000 from our President under a convertible debenture. The convertible debenture is unsecured, matures June 11, 2013 and bears interest at 10%. At any time prior to the Maturity Date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000, our President may elect to convert the debenture in whole or in part into common shares at the same price any shares are sold, or in the case of a convertible debenture, the price of the shares issuable upon conversion.

NOTE 6 - Convertible Notes Payable

Between March and July 2012, the Company borrowed an aggregate of $165,000 under convertible notes. The debentures are unsecured, bear interest at 10% per annum and mature one year from the issuance date. Until the maturity date, the holders may elect to convert the debenture in whole or in part into common shares at the price of any aggregate financing exceeding $500,000 less a discount of 25% per share.

On July 27, 2012, the Company issued a convertible note of $250,000 for the acquisition of Petrosonic Albania, SHA. (see Note 3).

On June 11, 2012, the Company borrowed $200,000 from its President under a convertible note (see Note 5).

The Company evaluated these convertible notes for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the notes for beneficial conversion features and determined that some do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $213,956. This amount was recorded as a debt discount on December 11, 2012 (the date the company completed a capital raise in excess of $500,000) that is being amortized over the life of the notes. Total debt discount amortization during the period from August 1, 2012 through December 31, 2012 was $19,608 consisting of amortization of $10,721 on the beneficial conversion feature discounts and amortization of $8,887 on the initial discount recorded against the $250,000 convertible note issued for the acquisition (see Note 3).

NOTE 7 -Stockholders’ Equity

At inception, Sonoro Energy Ltd. was issued 60,000 common shares of the Predecessor, representing a 60% ownership, in exchange for Sonoro’s heavy oil technology license. The fair value of the shares at inception was determined to be nominal and Company recorded the acquisition cost of the license at $-0-, which reflected Sonoro Energy Ltd.’s basis in the license.

At inception, Albnafta Shpk was issued 40,000 common shares of the Predecessor, representing a 40% ownership. The shares were valued at $0 as their fair value at inception was determined to be nominal. From inception through July 31, 2012, Albnafta Shpk contributed an aggregate of $704,378. Albnafta Shpk is owned 100% by Art Agolli.

During the period from August 1, 2012 through December 31, 2012, the Company sold an aggregate of 5,650,000 common shares for net cash proceeds of $1,389,500. In connection with the sales, the company paid stock issuance costs of $23,000 and issued an aggregate of 363,000 common stock warrants as payment for stock issuance costs. The warrants are exercisable at $0.50 per share, vest immediately and have terms ranging from 1 to 2 years.

There was no warrant activity prior to August 1, 2012. A summary of the Company’s warrant activity between August 1, 2012 and December 31, 2012 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at August 1, 2012	-	$-
Granted	363,000	0.50
Exercised	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2012	363,000	$0.50

The following table summarizes the exercise price, number of warrants, weighted average exercise price and the weighted average remaining life (in years) of all warrants outstanding as of December 31, 2012:

			Weighted Average
Exercise	Number of	Weighted Average	Remaining Life
Price	Warrants	Exercise Price	(years)
$0.50	363,000	$0.50	.76

NOTE 8 - Income Taxes

The Company had an accumulated net operating loss of approximately $597,000 as of December 31, 2012 which begins to expire in 2023. The Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Deferred tax assets consisted of the following as of December 31, 2012 and 2011:

	Successor	Predecessor
	December 31,	December 31,
	2012	2011
Net operating losses	$208,856	$3,512
Valuation allowance	(208,856)	(3,512)
Net deferred tax assets	$-	$-

NOTE 9- Subsequent Events

On January 1, 2013, the Company entered into a one year agreement with a firm that provides strategic investor relations services. In connection with the agreement, the Company agreed to issue 270,000 shares of common stock to the firm. In the event that the agreement is cancelled during its term with required notice, the Company may cancel the remaining shares that would have otherwise been earned by the firm during the remainder of the term. The shares are to be issued in equal monthly installments of 22,500 each beginning in January 1, 2013. On February 26, 2013, the agreement was assigned to another entity affiliated with the original firm.

On January 11, 2013, the Company entered into a one year agreement from December 15, 2012 with a firm that provides legal services. In connections with the agreement, the Company agreed to issue 900,000 shares of common stock to the firm. The shares of common stock are to be issued in quarterly installments beginning in April 2013. Under certain circumstances as described in the agreement, the number of shares may be adjusted based on the type and amount of services provided by the firm.

On January 15, 2013, the Company entered into a one year consulting agreement with an individual for the purpose of providing financial and investor relations services to the Company. In connection with the agreement, the Company agreed to issue 100,000 shares of common stock to the individual. The shares are to be issued in four quarterly installments beginning in April 2013.

During January 2013, the Company sold 7,640,000 shares of common stock in a private placement with certain accredited investors for aggregate net cash proceeds of $1,718,000 and a note receivable for $140,000. The note bears interest at a rate of 5%, is due on March 15, 2013, and is secured by 600,000 shares of Company common stock previously issued to the investor. The Company paid cash commissions of $52,000 and issued an aggregate of 52,000 common stock warrants as payment of commissions. The warrants are exercisable at a price of $0.50 per share and have a term of two years from the issue date.

On March 1, 2013 and March 25, 2013, four convertible debentures together with accrued interest were converted into shares of common stock of the Company pursuant to the right of conversion of each of the convertible debentures. In connection with the conversions, the Company issued an aggregate of 707,405 shares of common stock of the Company.

On March 15, 2013, the Company repaid the convertible debenture due to Sonoro in the amount of CDN$250,000. The repayment was pursuant to the exercise of Sonoro’s right to early repayment following the completion of a financing by the Company meeting certain criteria as described in the convertible debenture.

On March 18, 2013, in conjunction with being elected to our Board of Directors, we granted an option to purchase 250,000 shares of our common stock to Richard Rutkowski. The exercise price is $0.83 per share. The option term and the conditions under which the right to purchase the common stock will vest have not yet been determined.

On March 27, 2013, in conjunction with being elected to our Board of Directors, we granted an option to purchase 250,000 shares of our common stock to Alfred Fischer. The exercise price is $0.75 per share. The option term and the conditions under which the right to purchase the common stock will vest have not yet been determined

On April 26, 2013, the Company entered into a consulting agreement with a firm that provides finance, accounting and management services, with specific services described in the agreement. The agreement does not have a fixed term but can be terminated by the Company upon 30 day notice. As compensation, upon execution of the agreement, the consultant is to be paid $10,000, including $7,500 of in cash and $2,500 in restricted common stock with the number of shares calculated based on a price of 80% of the average price of the Company’s stock for the prior month, with a $0.01 minimum price. Subsequently, the consultant is to be compensated on a quarterly basis beginning June 1, 2013 with a fee of $7,500 per month. At the Company’s election, the quarterly fee can be paid all in cash or a combination of $5,000 in cash and $2,500 in restricted common stock of the Company. The number of shares to be issued is calculated based on a share price of 80% of the average price of the Company’s common stock for the prior month, with a $0.01 minimum price. In addition, the consultant will be entitled to quarterly bonuses payable in cash or restricted stock at the sole discretion of the Company. For services outside of those described in the agreement, the consultant will charge the Company at the rate of $250 per hour, payable 50% in cash and 50% in restricted common stock, using the same computation of shares as used for the quarterly payments.

On May 1, 2013, the Company entered into an amended and restated employment agreement with Art Agolli, the Company’s Chief Executive Officer. The effective date of the agreement is January 1, 2013 and continues for an initial period of two years. Under the terms of the agreement, Mr. Agolli is to be paid an annual base salary of $150,000, is entitled to an annual cash bonus in an amount to be agreed upon each year by Mr. Agolli and the Board of Directors and is entitled to other employee benefits. Within 30 days following each one-year anniversary of the effective date of the agreement, Mr. Agolli is entitled to receive an option to purchase shares of the Company’s common stock in an amount to be determined by the Board of Directors or its committee responsible for compensation matters as then constituted. The agreement may be terminated for cause by the Company or by election by either party. If Mr. Agolli’s employment is terminated without cause by the Company, Mr. Agolli will be entitled to certain severance payments as described in the agreement.

