Form 10-Q
period 2013-03-31
PETROSONIC ENERGY, INC.
filed 2013-05-30
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 000-53881

PETROSONIC ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0585718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 300, 714 1st Street SE

Calgary, Alberta, Canada T2G 2G8

(Address of principal executive offices)

(403) 708-7869

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period than the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer,” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 28, 2013 the issuer has 78,916,408 shares of common stock, par value $.001, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited)	3
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012 and from Inception (May 24, 2010) to March 31, 2013 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2013 (Unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and from Inception (May 24, 2010) to March 31, 2013 (Unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES		19

PART I-FINANCIAL INFORMATION

ITEM 1

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash	$2,175,119	$1,200,676
Receivables	-	106,666
Inventories	53,947	-
Prepaid expenses	145,560	7,929
Total current assets	2,374,626	1,315,271
Property and equipment, net of accumulated depreciation of $15,242 and $12,194	811,350	735,220
TOTAL ASSETS	$3,185,976	$2,050,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$181,387	$21,099
Accounts payable to related parties	-	6,782
Accrued liabilities	98,783	112,909
Convertible debt, net of unamortized discounts of $0 and $239,847	-	175,153
Convertible debt to related parties	200,000	200,000
Total current liabilities	480,170	515,943

Stockholders' equity:
Common stock, $0.001 par value, 843,750,000 shares authorized, 78,916,408 and 70,299,003 shares issued and outstanding, respectively	78,916	70,299
Additional paid-in capital	4,054,796	1,734,170
Subscription note receivable	(140,000)	-
Deficit accumulated during the development stage	(1,359,210)	(596,731)
Accumulated other comprehensive (loss) income	(224,436)	28,312
Total Petrosonic Energy, Inc. stockholders' equity	2,410,066	1,236,050
Non-controlling interest	295,740	298,498
Total stockholders' equity	2,705,806	1,534,548
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,185,976	$2,050,491

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months	August 1, 2012	Three Months	May 24, 2010
	Ended	Through	Ended	(Inception)
	March 31,	March 31,	March 31,	Through
	2013	2013	2012	July 31, 2012
	Successor	Successor	Predecessor	Predecessor

Operating Expenses:
General and administrative expenses	$349,698	$585,570	$4,095	$38,599
Depreciation	3,048	10,161		5,081
Total operating expenses	352,746	595,731	4,095	43,680

Loss from operations	(352,746)	(595,731)	(4,095)	(43,680)

Other Income (Expense):
Interest income	-	14	-	18
Interest expense	(384,408)	(421,990)	-	-
Loss on extinguishment of debt	(28,083)	(28,083)	-	-
Bargain purchase gain	-	7,741	-	-
Total other income (expense)	(412,491)	(442,318)	-	18

Net loss	(765,237)	(1,038,049)	$(4,095)	$(43,662)

Net loss attributable to non-controlling interest	2,758	12,656

Net loss attributable to Petrosonic Energy, Inc.	$(762,479)	$(1,025,393)

Basic and diluted net loss per share	$(0.01)

Basic and diluted weighted average common shares outstanding	77,735,027

Other Comprehensive Income (Loss):
Net loss	$(765,237)	$(1,038,049)	$(4,095)	$(43,662)
Foreign currency translation adjustment	(252,748)	(224,436)	35,572	110,273
Comprehensive (loss) income	(1,017,985)	(1,262,485)	$31,477	$66,611
Comprehensive loss attributable to non-controlling interest	2,758	12,656
Comprehensive loss attributable to Petrosonic Energy, Inc.	$(1,015,227)	$(1,249,829)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2013

(UNAUDITED)

	Petrosonic Energy, Inc.
							Total
				Accumulated			Petrosonic
			Additional	Other			Energy, Inc.'s		Total
	Common Stock		Paid-in	Comprehensive	Subscription	Accumulated	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Receivable	Deficit	Equity	Interest	Equity
Balances, December 31, 2012	70,299,003	$70,299	$1,734,170	$28,312	$-	$(596,731)	$1,236,050	$298,498	$1,534,548

Shares issued for cash, net	7,080,000	7,080	1,710,920	-		-	1,718,000	-	1,718,000
Shares issued for subscription note receivable	560,000	560	139,440	-	(140,000)	-	-	-	-
Shares issued for conversion of debt and interest	707,405	707	176,145	-		-	176,852	-	176,852
Shares issued for Services	270,000	270	129,121	-		-	129,391	-	129,391
Beneficial conversion features	-	-	165,000	-		-	165,000	-	165,000
Foreign currency Translation	-	-	-	(252,748)		-	(252,748)	-	(252,748)
Net loss	-	-	-	-		(762,479)	(762,479)	(2,758)	(765,237)

Balances, March 31, 2013	78,916,408	$78,916	$4,054,796	$(224,436)	$(140,000)	$(1,359,210)	$2,410,066	$295,740	$2,705,806

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	August 1, 2012	Three Months	May 24, 2010
	Ended	Through	Ended	(Inception)
	March 31,	March 31,	March 31,	Through
	2013	2013	2012	July 31, 2012
	Successor	Successor	Predecessor	Predecessor
Cash flows from operating activities:
Net loss	$(765,237)	$(1,038,049)	$(4,095)	$(43,662)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,048	10,161	-	5,081
Amortization of debt discounts	376,764	396,372	-	-
Loss on extinguishment of convertible debt	28,083	28,083	-	-
Shares issued for services	129,391	129,391	-	-
Bargain purchase gain	-	(7,741)	-
Changes in operating assets and liabilities
Accounts receivable	106,666	42,010	-	(42,010)
Inventory	(53,947)	(53,947)	-
Prepaid expenses	(137,631)	(145,560)	-	-
Accounts payable and accrued expenses	158,014	262,140	40,552	4,942
Accounts payable to related parties	(6,782)	-	-	-
Net cash (used in) provided by operating activities	(161,631)	(377,140)	36,457	(75,649)

Cash flows from investing activities:
Net cash acquired in acquisition	-	11,448	-	-
Cash paid for purchase of property and equipment	(74,029)	(74,029)	-	(731,129)
Net cash used in investing activities	(74,029)	(62,581)	-	(731,129)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,718,000	3,107,500	-	-
Capital contributions	-	-	-	704,378
Principal payments on convertible debt	(250,000)	(250,000)	-	-
Net cash provided by financing activities	1,468,000	2,857,500	-	704,378

Effects of foreign exchange on cash	(257,897)	(249,796)	(37,051)	113,924

Net increase in cash	974,443	2,167,983	(594)	11,524
Cash, beginning of period	1,200,676	7,136	1,655	-
Cash end of period	$2,175,119	$2,175,119	$1,061	$11,524

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	-	-	-	-
Non cash investing and financing activities:
Deposit used for acquisition	$-	$250,000	$-	$-
Convertible note issued for acquisition, net of discount	-	204,852	-	-
Beneficial conversion features	165,000	378,956	-	-
Stock issued for subscription note receivable	140,000	140,000	-	-
Stock issued for convertible debt and interest	176,852	176,852	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Petrosonic Energy, Inc.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

NOTE 1:	Nature of Business and Basis of Presentation

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

The financial statements included herein for the period from May 24, 2010 through July 31, 2012 are the financial statements of Petrosonic Albania, Sha. (“Predecessor”). The consolidated financial statements included herein for the period from August 1, 2012 through March 31, 2013 are the consolidated financial statements of Petrosonic Energy, Inc. and its 60% owned subsidiary, Petrosonic Albania, Sha. (collectively, “Successor”).

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of Petrosonic Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, as filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended December 31, 2012, as reported in the Form 10-K, have been omitted.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company and its 60% owned subsidiary, Petrosonic Albania, Sha. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2:	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has suffered recurring net losses since inception, has an accumulated deficit at March 31, 2013 and does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon the ability of the Company to obtain additional working capital and attain profitable operations. Management of the Company has developed a strategy which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which should enable the Company to continue its operations for the coming year.

NOTE 3:	Related Party Transactions

During the three months ended March 31, 2013, $6,782 was repaid to our former President for funds previously advanced to the Company for working capital.

On June 6, 2012, we borrowed $200,000 from our President under a convertible debenture. The convertible debenture is unsecured, matures June 6, 2013 and bears interest at 10%. At any time prior to the Maturity Date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000, our President may elect to convert the debenture in whole or in part into common shares at the same price any shares are sold, or in the case of a convertible debenture, the price of the shares issuable upon conversion. During 2012, the Company raised more than $500,000 and this note became convertible at $0.25 per share. The outstanding unpaid balance under this note was $200,000 as of March 31, 2013 and December 31, 2012.

NOTE 4:	Convertible Debt

Between March 23, 2012 and June 21, 2012, the Company borrowed an aggregate of $165,000 under convertible notes. The debentures are unsecured, bear interest at 10% per annum and mature one year from the issuance date. Until the maturity date, the holders may elect to convert the debenture in whole or in part into common shares at the price of any aggregate financing exceeding $500,000 less a discount of 25% per share. During 2012, the Company raised more than $500,000 and these notes became convertible at $0.1875 per share.

On June 11, 2012, the Company borrowed $200,000 from its President under a convertible note (see Note 3).

On July 27, 2012, pursuant to the terms of the Purchase Agreement, in exchange for the Assets, we issued to Sonoro Energy Ltd. a convertible debenture for $250,000. The convertible debenture was unsecured, non-interest bearing, had a maturity date of two years from the issue date and was convertible into common stock of the Company at any time following financing by the Company of at least $500,000. During 2012, the Company raised more than $500,000 and the note became convertible at $0.25 per share. The fair value of the convertible note was determined to be $204,852 resulting in an initial discount of $45,148. This note was repaid in full during the three months ended March 31, 2013.

At issuance, the Company evaluated these convertible notes for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the notes for beneficial conversion features and determined that some do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $213,956. This amount was recorded as a debt discount on December 11, 2012 (the date the Company completed a capital raise in excess of $500,000) that is being amortized over the life of the notes.

On March 1, 2013, the holders of the notes with an aggregate principal amount of $165,000 waived their rights to convert the notes at $0.1875 per share and agreed to convert the notes at $0.25 per share. The Company evaluated the effect of the waivers and determined that the incremental change in the fair value of the conversion options was more than 10% of the carrying value of the debt. Therefore, the effect of the waivers was considered substantial and qualified as an extinguishment of debt. The extinguishment resulted in a loss on the extinguishment of debt totaling $28,083 during the three months ended March 31, 2013. As a result of the waivers the Company evaluated the notes for beneficial conversion features and determined that beneficial conversion features exist. The intrinsic value of the beneficial conversion features was determined to be $165,000 and it was recorded as a discount on the notes.

During the three months ended March 31, 2013, an aggregate of $165,000 of principal and $11,852 of interest was converted into 707,405 common shares.

Aggregate amortization of debt discounts was $376,764 during the three months ended March 31, 2013.

NOTE 5:	Stockholders’ Equity

During the three months ended March 31, 2013, the Company sold an aggregate of 7,080,000 common shares in a private placement for cash proceeds of $1,718,000, net of issuance costs paid in cash of $52,000. The Company also issued an aggregate of 52,000 common stock warrants as payment of additional commissions. The warrants vest immediately, are exercisable at $0.50 per share and have a term of two years from the issue date. This was part of an offering that began in the fourth quarter of 2012.

During the three months ended March 31, 2013, the Company issued 560,000 common shares in exchange for a subscription note receivable of $140,000. The subscription note receivable bears interest at a rate of 5%, is due on July 16, 2013, and is secured by a total of 600,000 common shares of Company, 40,000 of which were previously issued to the investor.

During the three months ended March 31, 2013, the Company issued an aggregate of 707,405 common shares for the conversion of $165,000 of debt and $11,852 of interest (see Note 4).

On January 1, 2013, the Company entered into a one year agreement with a firm that provides strategic investor relations services. In connection with the agreement, the Company issued 270,000 shares of common stock to the firm. In the event that the agreement is cancelled during its term, the Company may repurchase for the sum of $1.00 the remaining shares that would have otherwise been earned by the firm during the remainder of the term. The shares are earned in equal monthly installments of 22,500 each beginning on January 1, 2013. As of February 13, 2013, the agreement was assigned to another entity affiliated with the original firm. The fair value of the shares will be determined upon the completion of the services. During the three months ended March 31, 2013, $47,588 in fair value was recognized under this award. The fair value of the unvested portion as of March 31, 2013 was determined to be $157,950 which will be recognized over the remaining service period.

On January 11, 2013, the Company entered into a one year agreement with a firm that provides legal services. In connection with the agreement, the Company agreed to issue 900,000 shares of common stock to the firm. The shares of common stock are to be issued in quarterly installments beginning in April 2013. Under certain circumstances as described in the agreement, the number of shares may be adjusted based on the type and amount of services provided by the firm. The fair value of the shares will be determined upon the completion of the services. During the three months ended March 31, 2013, $65,553 in fair value was recognized under this award. The fair value of the unvested portion as of March 31, 2013 was determined to be $246,447 which will be recognized over the remaining service period. As of March 31, 2013, no shares have been issued under this agreement.

On January 15, 2013, the Company entered into a one year agreement with a consulting firm. In connection with the agreement, the Company agreed to issue 100,000 shares of common stock to the firm. The shares of common stock are to be issued in quarterly installments beginning in April 2013. The fair value of the shares will be determined upon the completion of the services. During the three months ended March 31, 2013, $16,250 in fair value was recognized under this award. The fair value of the unvested portion as of March 31, 2013 was determined to be $61,750 which will be recognized over the remaining service period. As of March 31, 2013, no shares have been issued under this agreement.

NOTE 6:	Subsequent Events

On April 26, 2013, the Company entered into a consulting agreement, dated April 24, 2013, with a firm that provides finance, accounting and management services, with specific services described in the agreement. The agreement does not have a fixed term but can be terminated by the Company upon 30 days notice. As compensation, upon execution of the agreement, the consultant is to be paid $10,000, including $7,500 in cash and $2,500 in restricted common stock with the number of shares calculated based on a price that is 80% of the volume weighted average price of the Company’s stock for the prior month, with a $0.01 minimum price. Subsequently, the consultant is to be compensated on a quarterly basis beginning June 1, 2013 with a fee of $7,500 per month. At the Company’s election, the quarterly fee can be paid all in cash or a combination of $5,000 in cash and $2,500 in restricted common stock of the Company. The number of shares to be issued is calculated based on a share price of 80% of the volume weighted average price of the Company’s common stock for the prior month, with a $0.01 minimum price. In addition, the consultant will be entitled to quarterly bonuses payable in cash or restricted stock at the sole discretion of the Company. For services outside of those described in the agreement, the consultant will charge the Company at the rate of $250 per hour, payable 50% in cash and 50% in restricted common stock, using the same computation of shares as used for the quarterly payments.

On April 19, 2013, the Company entered into a 1 year investment banking services agreement. As compensation, upon execution of the agreement, the Company issued 150,000 common shares and 150,000 warrants exercisable at $0.75 per share with a term of 5 years. The consultant is entitled to a cash commission of 8% of the gross proceeds of any financing transaction the consultant brings to the Company plus commissions paid in warrants equal to 10% of the gross proceeds. The warrants will be exercisable at the price per share paid by participants in the financing transaction and have a term of 5 years.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report and the documents incorporated by reference herein contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. We have based these statements on our beliefs and assumptions, based on information currently available to us. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future actions, prospective products, applications, customers, technologies, future performance or results of anticipated products, expenses, and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in this report, factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

•	our ability to successfully implement our business strategy,

•	our limited cash and our history of losses,

•	whether our technology will perform as expected,

•	the acceptance of our technology by the oil industry,

•	emerging competition and rapidly advancing technology in our industry that may outpace our technology,

•	our ability to raise cash as and when we need it,

•	the impact of competition and changes to the competitive environment on our products and services, and

•	other factors detailed from time to time in our filings with the Securities and Exchange Commission.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well as our audited financial statements and related notes included in our annual report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We are a development stage company focused on the treatment and upgrading of heavy oil by sonicated solvent de-asphalting. We are in the process of bringing online our first facility located in Albania, which is expected to be able to process and de-asphalt up to 1,000 barrels per day of heavy oil. We have not generated any revenue since inception. We plan to generate revenue by integrating our system into oil producer treatment facilities as well as by developing our own stand-alone processing facility. We have funded our operations to date through the issuance of convertible debentures and sales of shares of our common stock. During the quarter ended March 31, 2013, we engaged in the following transactions to purchase services or provide funding for our operations:

•	On January 1, 2013, we entered into a one year agreement with a firm that provides strategic investor relations services. In connection with the agreement, we agreed to issue 270,000 shares of common stock to the firm. In the event that the agreement is cancelled, we may repurchase for the sum of $1.00 all of the remaining shares that would have otherwise been earned by the firm during the remainder of the term. The common stock is to be issued in equal monthly installments of 22,500 shares each beginning in January 2013.

•	On January 11, 2013, we entered into a one year agreement with a firm that provides legal services. In connection with the agreement, we agreed to issue 400,000 shares of common stock to the firm. The shares of common stock are to be issued in quarterly installments beginning in April 2013. Under certain circumstances as described in the agreement, the number of shares may be adjusted based on the type and amount of services provided by the firm. We also agreed to issue up to 500,000 additional shares for work related to the preparation of a registration statement.

•	On January 15, 2013, we entered into a one year consulting agreement with an individual for the purpose of providing financial and investor relations services to us. In connection with the agreement, we agreed to issue 100,000 shares of common stock to the individual. The shares are to be issued in four quarterly installments beginning in April 2013.

•	During January 2013, we sold 7,640,000 shares of common stock in a private placement with certain accredited investors. In consideration for the issuance of these shares, we received aggregate net cash proceeds of $1,718,000, and a note receivable for $140,000. The note bears interest at a rate of 5%, is due on September 30, 2013, and is secured by 600,000 shares of our common stock issued to the investor. We paid commissions of $52,000 in cash, and issued an aggregate of 52,000 common stock warrants, exercisable at a price of $0.50 per share, and with a term of two years from the issue date.

•	On March 1, 2013 and March 25, 2013, four convertible debentures together with accrued interest were converted into shares of our common stock pursuant to the right of conversion of each of the convertible debentures. In connection with the conversions, we issued an aggregate of 707,405 shares of common stock.

Recent Events

Our plant in Albania has completed installing the equipment necessary to begin emulsifying fuel oil and we received the fire permit that is required before we can undertake emulsification processing. On April 10, 2013 we announced the execution of a Master Toll Services Agreement with an Albanian energy company. Under the agreement, the energy company engaged us as a processor and producer of heavy hydrocarbon emulsion fuel oil and emulsified bitumen from heavy oil and agreed to pay us per barrel fees based on both the quantity of oil to be processed and the quality of the end product produced. Pricing of the processed oil, delivery dates and specifications, among other terms, will be determined at the time each purchase order is issued. The Master Toll Services Agreement does not require the Albanian energy company to provide a minimum amount of feedstock during the term of the agreement. To date, we have earned no revenues from this agreement.

Going Concern Uncertainties

As of the date of this report, there is doubt regarding our ability to continue as a going concern as we have not generated sufficient cash flow to fund our business operations and loan commitments. The financial statements included in this report have been prepared on a going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. If we are not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See Note 2 to our unaudited financial statements for a more complete description of our significant accounting policies.

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

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were not impaired as of December 31, 2012 or March 31, 2013.

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

RESULTS OF OPERATIONS

Period ended March 31, 2013 as compared to the period ended March 31, 2012

Our operations for the quarter ended March 31, 2013 include the operations for Petrosonic Energy, Inc., and its 60% owned subsidiary, Petrosonic Albania, Sha. Our operations for the quarter ended March 31, 2012 represent the operations of our Predecessor, Petrosonic Albania, Sha We had a net loss attributable to the consolidated operations of Petrosonic Energy, Inc. of $762,479 for the quarter ended March 31, 2013. For the quarter ended March 31, 2012, our Predecessor had a net loss of $4,095.

Revenue: We did not generate any revenue for the quarters ended March 31, 2013 or March 31, 2012.

Operating Expenses: General and administrative expenses were $349,698 for the quarter ended March 31, 2013. Operating expenses included costs for legal, accounting, investor relations and other administrative costs incurred by us in connection with developing and beginning the implementation of our operating plan and costs related to public company compliance matters. In addition, we recognized depreciation expense of $3,048 for the quarter ended March 31, 2013. Operating expenses incurred by the Predecessor during the three months ended March 31, 2012 totaled $4,095. As noted above, operating expenses increased in connection with the development and implementation of our business plan.

Loss from operations. Our loss from operations of $352,746 resulted from the operating expenses we incurred, as described above. Loss from operations for the quarter ended March 31, 2012 was $4,095, which was attributable to the Predecessor’s operating expenses.

Interest expense. Interest expense was $384,408 for the quarter ended March 31, 2013. Of this amount, $376,764 is attributable to the amortization of the discount related to the convertible promissory note issued to Sonoro Energy Ltd. and beneficial conversion features on our other convertible notes. There was no interest expense recorded for the quarter ended March 31, 2012.

Net loss attributable to non-controlling interests. We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net loss attributable to non-controlling interest of $2,758 reflects the portion of the net loss of Petrosonic Albania, Sha. attributable to Sonoro Energy Ltd. for the quarter ended March 31, 2013. There was no comparable loss for the period ended March 31, 2012.

Net loss attributable to Petrosonic Energy, Inc. The net loss attributable to Petrosonic Energy, Inc. for the quarter ended March 31, 2013 of $762,479 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the loss attributable to the non-controlling interest described above. The net loss of $4,095 for the quarter ended March 31, 2012 for our Predecessor reflects the net loss for Petrosonic Albania, Sha. for that period.

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $2,175,119 compared with $1,200,676 at December 31, 2012. As of March 31, 2013, we had total current assets of $2,374,626 and total current liabilities of $480,170, resulting in a working capital balance of $1,894,456 on that date. We have incurred an accumulated deficit during the development stage of $1,359,210.

Operating activities for the quarter ended March 31, 2013 resulted in net cash used of $161,631 compared with cash provided by operations for the quarter ended March 31, 2012 of $36,457. The increase in the use of cash was attributable primarily to the increase in operating costs and increased interest expense during the quarter ended March 31, 2013, combined with a use of cash for the acquisition of prepaid expenses and inventory. For the quarter ended March 31, 2012, cash provided by operating activities resulted from an increase in accounts payable.

Investing activities for the quarter ended March 31, 2013 resulted in net cash used of $74,029 during the quarter ended March 31, 2013. There were no investing activities during the quarter ended March 31, 2012. The increase in net cash used for investing activities resulted from cash paid for the acquisition of property and equipment during the quarter ended March 31, 2013.

Financing activities for the quarter ended March 31, 2013 resulted in net cash provided of $1,468,000 in the quarter ended March 31, 2013 compared with no financing activities for the quarter ended March 31, 2012. The increase reflects $1,718,000 in net proceeds from the sale of common stock offset by cash payments of $250,000 on convertible debt in 2013

Effects of foreign exchange on cash. The effects of foreign exchange resulted in a negative effect on cash of $257,897 during the quarter ended March 31, 2013 compared with a negative effect of $37,051 during the quarter ended March 31, 2012. The change reflects the effects of the variability in the rates of exchange of the various currencies in which the Company transacted business during the periods presented.

We will need to raise additional funds in order to continue operations and continue to execute on our business plan. Our cash needs are primarily for working capital to fund our operations and for capital equipment used in heavy oil processing. We have funded our operations through a variety of debt and equity financings. We presently operate with a level of overhead consistent with our current needs, but we will need to raise additional capital until our business generates revenues sufficient to support our operations, which may never occur. Our management is exploring a variety of options to meet our future cash requirements, including the possibility of debt financings, equity financings, and business combinations. If we fail to obtain the financing necessary to continue to execute on our business plan, we may be forced to reduce operations or possibly to cease operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.	CONTROLS AND PROCEDURES

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

•	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

•	Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

•	We did not maintain proper segregation of duties for the preparation of our financial statements – The majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

I.)	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

II.)	Lack of control over preparation of financial statements, and proper application of accounting policies.

•	We lack sufficient information technology controls and procedures – As of March 31, 2013, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

•	Lack of formal review process that includes multiple levels of review, resulting in several audit adjustments.

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 which we filed with the Securities and Exchange Commission on May 3, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2013, the Company entered into a one year agreement with a firm that provides strategic investor relations services. In connection with the agreement, the Company issued 270,000 shares of common stock to the firm. The Company relied on Section 4(a)(2) of the Securities Act of 1933 to issue the common stock.

On March 1, 2013 and March 25, 2013, four convertible debentures together with accrued interest were converted into shares of common stock of the Company pursuant to the right of conversion of each of the convertible debentures. In connection with the conversions, the Company issued an aggregate of 707,405 shares of its common stock. The Company relied on Section 3(9) of the Securities Act of 1933 to issue the common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of Petrosonic Energy, Inc. (1)

3.1.1	Articles of Amendment to Articles of Incorporation of Petrosonic Energy, Inc. (2)

3.2	Bylaws, as amended (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (Unaudited); (ii) Consolidated Statements of Operations (Unaudited); (iii) Consolidated Statement of Stockholders’ Equity (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Consolidated Financial Statements.*

*Filed herewith

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 19, 2008.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
18

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSONIC ENERGY, INC.
(Registrant)

Date: May 29, 2013	By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer and Principal Financial Officer

