Form 10-K/A
period 2012-12-31
PETROSONIC ENERGY, INC.
filed 2013-07-12
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 000-53881

PETROSONIC ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of

incorporation or organization)

914 Westwood Boulevard, No. 545

Los Angeles, California 90024

(Address of principal executive offices)

(855) 626-3317

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

On June 13, 2013 Petrosonic Energy, Inc. received a letter from the Securities and Exchange Commission relating to the Form 10-K for the year ended December 31, 2012 that was filed on May 3, 2013 (the “Original Report”). The purpose of this amendment (“Amendment No. 1”) is to respond to the comment letter.

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

PART I

References to “we,” “our,” “us,” the “Company”, or the “Registrant” refer to Petrosonic Energy, Inc. (previously Bearing Mineral Exploration, Inc.), a Nevada corporation and its majority-owned subsidiary, Petrosonic Albania sh.a, sometimes referred to as “Petrosonic Albania” or “Petrosonic”, a body corporate under the laws of Albania. The outstanding capital stock of Petrosonic Albania is owned 60% by the Company and 40% by Albnafta, a body corporate under the laws of Albania. Albnafta is wholly-owned by our Chief Executive Officer and director, Art Agolli.

ITEM 1.	BUSINESS

Overview of Our Business

We were incorporated in the State of Nevada on June 11, 2008 under the name “Bearing Mineral Exploration, Inc.”, with authorized capital stock of 75,000,000 shares at $0.001 par value. We were organized for the purpose of conducting gold exploration activities on a mineral claim located in the Province of Newfoundland, Canada. We were not able to establish the existence of a commercially minable gold deposit and sought other viable business opportunities.

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

On July 27, 2012, pursuant to the terms of an Asset Purchase and Sale Agreement (the “Purchase Agreement”) we completed the acquisition of certain assets from Sonoro, including (i) technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, (ii) 60,000 shares of Petrosonic Albania sh.a pursuant to a share purchase agreement (the “Share Purchase Agreement”), and (iii) certain machinery, including sonic reactors located in Albania and Richmond, British Columbia and a solvent recovery system located in or around Turin, Italy. The solvent recovery system has been moved to Petrosonic’s facility in Albania.

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

The Purchase Agreement contained customary representations, warranties, and conditions to closing. Pursuant to the Purchase Agreement, Sonoro entered into a non-competition and non-solicitation agreement with us (the “Non-Compete Agreement”) and into a consulting agreement (the “Consulting Agreement”). The Non-Compete Agreement has a term of 5 years. During that period, Sonoro agrees that it will not compete with us anywhere in the world save and except for in the Republic of Iraq in any business activity or transaction directly relating to the assets we purchased. Sonoro also agrees that it will not solicit any employee, agent, salesperson, contractor, customer, supplier or dealer of or to us as of the date of the Non-Compete Agreement, or within the one year prior to the date of the Non-Compete Agreement, to leave, to stop selling to, or to stop buying from us or otherwise to cease dealing with us. Pursuant to the Consulting Agreement, Sonoro agrees to make certain employees available to us on a part-time basis to provide ongoing technical support to us for a period of one year. We agree to pay certain costs relating to travel from Canada to Albania for the employees and to reimburse Sonoro for the salaries of the employees.

Contemporaneous with the completion of this transaction, we entered into a license agreement with Sonoro (the “Iraq License Agreement”) for commercialization of our newly acquired technology by Sonoro in the Republic of Iraq. The license is non-exclusive, royalty-free and fully paid-up. The license lasts for the period that Sonoro uses our technology in the Republic of Iraq. The Iraq License Agreement may be terminated by either party upon 30 days written notice if the other party materially violates any of the provisions or conditions of the license and fails to discontinue or remedy such violation within the 30 day period or by either party immediately if the other party becomes insolvent or unable to pay its debts as they mature, institutes a bankruptcy or insolvency proceeding or has such a proceeding instituted against it which is not dismissed within 30 days, makes an assignment for the benefit of creditors, or commences dissolution or liquidation proceedings.

On September 15, 2012, we signed a memorandum of understanding with Quadrise Canada Corporation, a private emulsion technology company for the upstream and downstream oil industry that has an exclusive license in a heavy crude and asphaltene emulsification technology. The technology enables us to convert de-asphalted oil and asphaltenes into readily marketable emulsified fuel oil and high-end asphalt. In accordance with the agreement, Quadrise licensed to us, on an exclusive basis, the right to use the technology in Albania and for projects to be determined in Iraq. The license also allows us to expand our use of the technology into other jurisdictions, subject to Quadrise’s rights. In accordance with the memorandum of understanding, Quadrise delivered to our plant in Albania a manufacturing unit capable of delivering 120 bbl/hour of feedstock.

Following the consummation of the acquisition of the assets from Sonoro, we believe that we are not a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. Our primary operations will consist of utilizing the assets to develop a business relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting and the emulsification of heavy oil, wherein we will use the technology licensed to us by Quadrise Canada Corporation to make heavy crude oil less viscous. The audited financial statements of Petrosonic Albania sh.a for the fiscal years ended December 31, 2011 and 2010 can be found in our Annual Report on Form 10-K/T filed with the SEC under “Item 8. Financial Statements and Supplementary Data”. For accounting purposes, we have accounted for the Purchase Agreement under the purchase method of accounting.

We have earned no revenue and have accumulated losses since inception. We expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements and to raise additional capital, which may likely involve the further issuance of capital stock, and the success of our future operations.

Sonication Operation Plans and Business Focus

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

Priorities

Immediate priorities of the Company are:

•	strengthening the operations and management of the Company as it moves forward in the oil sector;

•	completing the facility in Albania, which we expect to commission by the end of the third quarter of 2013;

•	establishing a second country oil processing project; and

•	building a firm backlog of projects with financing commitments.

The Industry

Traditional Heavy Oil Opportunities

Crude oil is the world’s most actively traded commodity. Heavy crude oil is a type of highly viscous crude oil that does not flow easily (sometimes referred to as non-conventional oil). Typically, it is defined as crude oil with an API gravity of less than 22 API. For example, Canadian extra-heavy crude (Athabasca bitumen) has a viscosity of 10,000+ cP. (The cgs physical unit for dynamic viscosity is the poise (P).) It is more commonly expressed, particularly in ASTM standards, as centipoise (cP). Water at 20°C has a viscosity of 1.0020 cP, about the same as cold molasses, and API gravity between 8-14 API. In comparison, WTI, a type of light crude oil used as a benchmark in oil pricing of New York Mercantile Exchange’s oil futures, has an API of approximately 39.6. Heavy oils can be upgraded to high quality light synthetic oils using specialized refining processing.

Heavy oil, compared to light crude oil, has specific technical issues relating to production, transportation, and refining. Light crude oil is easier and less expensive to produce, since it generally has a higher percentage of light hydrocarbons that can be recovered with simple distillation at a refiner. Heavy crude oil can’t be produced, transported and refined by conventional methods because it has high concentrations of sulphur and metals, particularly nickel and vanadium. Heavy crude oil requires extra refining to produce more valuable and in-demand products, such as gasoline, home heating oil and diesel fuel. These challenges must be overcome in order for heavy oil to become a significant contributor to global growing demand.

Global Need, Supply and Production

Until recent years conventional, light crude oil has been abundantly available and has easily met world demand for this form of energy. By 2007, however, demand for crude oil worldwide substantially increased, straining the supply of conventional oil. This has led to consideration of alternative or insufficiently utilized energy sources, among which heavy crude oil and natural bitumen are perhaps the most readily available to supplement short- and long-term needs. Heavy oil has long been exploited as a source of refinery feedstock, but has commanded lower prices because of its lower quality relative to conventional oil. Natural bitumen is a very viscous crude oil that may be immobile in the reservoir. (When natural bitumen is mobile in the reservoir, it is generally known as extra-heavy oil.) According to “2010: Survey of Energy Resources”, a report issued by the World Energy Council, the volume of original oil in place in known deposits of natural bitumen and extra-heavy oil appears to be at least of the same order of magnitude as the volume of original oil in place at discovered conventional (light) oil accumulations. Total resources of heavy oil in known accumulations are 3,396 billion barrels of original oil in place. The total natural bitumen resource in known accumulations amounts to 5,505 billion barrels of oil originally in place.

The following chart shows the regional distribution of heavy oil and natural bitumen in billions of barrels:

Region	Heavy Oil	Bitumen

North America	651	2,391
South America	1,127	2,260
Europe	75	17
Africa	83	46
Transcaucasia	52	430
Middle East	971	0
Russia	182	347
South Asia	18	0
East Asia	168	10
Southeast Asia and Oceania	68	4

*Does not include extra-heavy oil.

Source: U.S. Geological Survey Report 2007-1084, Heavy Oil and Natural Bitumen Resources in Geological Basins of the World

As the table above indicates, heavy oils are found around the world, with an estimated 54% of the world’s heavy oil and an estimated 84% percent of the natural bitumen located in the Western Hemisphere. The Eastern Hemisphere, however, contains an estimated 85% of the world’s light oil reserves, with the Middle East accounting for approximately 56% of these reserves.

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

Into the picture come the tremendous deposits of heavy oil and bitumen, a solid or viscous material with adhesive properties which is derived from petroleum that is found in the Western hemisphere. These non-conventional resources are more difficult to extract, so they have barely been touched in the past. With the price of oil reaching new highs in 2005 and 2006, investments in these more challenging oil deposits are rapidly accelerating.

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

Issues for Heavy Oil Producers

Because of the demands placed by the industry on the production and transport of heavy oil, heavy oil producers, especially small to medium size ones, face price penalties:

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

Second Country Oil Projects

One of our goals is to establish oil processing projects in countries other than Albania. The discussions below illustrate opportunities that we believe could make it possible for us to expand into other countries.

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

There is an estimated 1.7 to 2.5 trillion barrels of bitumen in place in Alberta’s oil sands. Canada’s recoverable oil resource is second only to Saudi Arabia’s. Approximately 1.3 million barrels are produced per day and production is expected to grow to three million barrels per day by 2020. Over the next 10 years there is expected to be over $60 billion of direct capital expenditures into development of the oil sands. (“Facts about Alberta’s Oil Sands and its Industry”, Oil Sands Discovery Centre, www.oilsandsdiscovery.com.) But to produce one million barrels of oil a day, industry requires withdrawals of enough water from the Athabasca River to sustain a city of two million people every year. Despite some recycling, the majority of this water never returns to the river and is pumped into some of the world’s largest man-made dykes containing toxic waste.

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

The Petrosonic Process

As noted above, the Petrosonic heavy oil process will enable heavy sour oil and bitumen (from most heavy oil and oil sands fields in the world) to be converted from nominally an API gravity of 8-14 degrees to a value-added synthetic crude oil of between 18 and 23 API. This is achieved through the reduction of undesirable constituents of the raw heavy oil and/or bitumen. The process incorporates two stages: solvent de-asphalting and distillation.

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

The following tables illustrate some of the data from the extensive test program that Sonoro conducted. This is critical in establishing the application of the Petrosonic process on a broad basis.

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

Stages in the Petrosonic Process

Step 1: Solvent De-asphalting

The primary process of solvent de-asphalting dissolves bitumen in a common paraffinic solvent. The solvent is selected to ensure complete dissolution of the oil-soluble component of the bitumen with the solvent to form a de-asphalted oil while the insoluble hydrocarbon component known as asphaltenes are readily filtered through simple separation. This asphaltene fraction is concentrated with heavy metals such as nickel and vanadium as well as sulphur.

The Petrosonic reactor, using its low-frequency/high-energy/high-amplitude reactor design, allows for significant improvement in the mass transfer efficiency of the solvent de-asphalting step in particular, cutting the de-asphalting time required from 6 to 10+ hours to 2 minutes.

Step 2: Solvent Recovery

At the completion of the two-stage Petrosonic upgrading process, the upgraded oil is required to be separated from the solvent through a standard solvent recovery process such as an evaporator or distillation column. Given the significant differential in boiling points of the upgraded oil and the solvent for recovery, the separation process is economical and readily applicable to recover solvent with a solvent residual of less than 4% remaining in the oil. Such a small solvent residual in the oil is well within the expected quality parameters for pipeline and refinery specifications. The recovered solvent is reused at the solvent de-asphalting stage to complete the loop on the Petrosonic upgrading process.

Petrosonic’s Technology

SonoProcess

We believe Petrosonic’s technology advantage is based upon the use of our Petrosonic reactor technology and the unique cavitational and enhanced mass transfer effects that it provides. Petrosonic has developed a unique competency in the design of enhanced mass transfer energy processes and the proprietary applications that result from this.

In recent years the use of cavitational technologies and ultrasound has been researched extensively for oil processing – usually in the context of desulphurization or “cold cracking”. Our own research does not support this and we make no claims that it can create a unique upgrading process. The chemistries used in the Petrosonic process are established and our advantage is that we make these more effective by reducing the time of separation and the energy input required to de-asphalt the crude oil from asphaltenes and heavy metals.

The Company looks to maintain its initial technical advantage derived from the Petrosonic Sonoprocess™ for heavy oil by adding complementary proprietary process technologies to this, such as the emulsion process we have licensed from Quadrise Canada Corporation and by using even more conventional and cheaper solvents, such as propane.

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

Petrosonic Heavy Oil Process Provisional and PCT Patent Applications

As part of the transaction with Sonoro, we acquired the following heavy oil process provisional and PCT applications based on the Sonoprocess™:

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

Disadvantages of Petrosonic Process/Technology

There are few inherent disadvantages to the Petrosonic process. The technology has been proven on a batch basis, but long-term 24 hour operations have not yet been attempted. In addition, one sonicator at current dimensions can process up to 500 barrels of heavy oil per day, thus requiring additional sonicators to increase the processing capacity. While the processing capacity of one sonicator can be an advantage for small and medium size operations, it may be considered as a disadvantage for larger operations.

In addition, there are technical and logistical risks associated with the Sonoprocess™ rollout in Albania. These risks can be attributed to two general categories of risk: operational and logistical, which are influenced by the market risk factors which are presented separately.

The design of the sonicator chambers and the solvent recovery equipment was based on an estimation of the required solvent and any changes and variations in the solvent will impact the overall ability to commission the project. Our process relies on the availability of certain solvents such as light naphtha, pentane and LPGs. Light naphtha and pentane are liquids and LPGs are liquefied gases and as such require different pressures and heat to be mixed with heavy crude and recovered. In case the liquid solvents are not available for any reason in the jurisdiction in which we are operating, changing from one solvent to the other will require some modifications to our equipment and process. These modifications may cause some interruption or delays of the processing.

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

Marketing and Sales Strategy

Petrosonic’s business model as it relates to sonicated de-asphalting of heavy oil is to provide integrated upgrading systems to heavy oil producers in exchange for revenue sharing in the economic uplift produced as a result of the Sonoprocessing™. Given the relative ease of integration and transportation, the process is designed to be easily applicable to the upstream and midstream constituents. The immediate marketing and sales strategy is to sell our processing services on toll or joint venture basis to heavy oil upstream producers directly or process for third parties at our stand alone facilities on toll basis. As a result, business models can take on various forms:

•	Oil Producers: Decrease viscosity and need for diluents; improve quality; increase marketability; increase price.

•	Pipeline Operators: Decrease viscosity and need for diluent resulting in increased throughput.

•	Storage & Blending Operators: Increase yield and quality.

•	Refiners: Increase yield and quality. Rapid de-asphalting with less diluent and less cost. De-bottleneck refinery.

Customers

Our target customers are heavy oil producers, industrial groups that consume fuel oil and refineries that refine heavy oil. In addition, our potential customers consist of heavy oil trading companies and, assuming the development of our business to sell asphaltenes, asphalt producers and consumers of asphalt products such as construction companies that require asphaltenes as raw material for production of asphalt. In April 2013 we entered into a Master Toll Services Agreement with IDK Petrol Albania Sila (“IDK”). Pursuant to the agreement, which has a term of one year but may be renewed, IDK will provide Petrosonic with feedstock for processing. There is no minimum amount of feedstock that IDK is required to provide. The charge for processing will be determined on a transaction-by-transaction basis.

Employees

We have currently 3 full-time employees and 4 part-time employees. From time to time we also retain the services of independent consultants. The consultants provide general business services to us, such as assistance with regulatory matters and engineering services, as well as providing expertise in areas including legal services, investor relations services and business development services.

Environmental Laws and Regulations

The Company will be subject to the Law of Environmental Protection, the primary environmental law of Albania, the location of its processing facility. In accordance with this law, all companies that store and process hydrocarbons must apply for and receive an environmental permit issued by the Ministry of the Environment and the local government where the plant is located, in this case, the Fier Environmental Regional Office. The Company has applied to both entities and expects the permit to be received by the end of July 2013. Since the Company's processes do not require any extensive use of water or energy or generate any emissions, it does not fall under more complicated and lengthy environmental permit requirements typical for refineries or upgraders. Albania also requires the Company to obtain a fire safety permit from the Fier Environmental Regional Office as part of the permit application. The Company has installed all of the necessary equipment required for anti-fire measures and regulations in the country and in May 2013 we were certified by the inspection authority.

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

We expect to be subject to various environmental laws and regulations in the countries in which we operate. The government of Albania requires us to obtain an environmental permit for our facility and a fire safety permit. We prepared all the necessary paperwork and applied for the environmental permit, but it has not been issued yet. Since our operations do not require any use of water, extensive energy or generate any emissions we do not anticipate that we will be subject to the more complicated and lengthy environmental permit requirements typical for refineries or upgraders. We installed the necessary equipment required for anti-fire measures and regulations in the country and in May 2013 we were certified by the inspection authority. If we fail to comply with the environmental laws to which we are subject, we may incur significant liabilities and our business opportunities could be reduced.

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

Our processing facility is located in Fier, Albania. Albania’s heavy oil upstream and downstream industries are located in Fier and the facility is only a few miles away from the heavy oil producing fields. It is also located 35 kilometers away from Albania’s only deep sea port and export facility, the PIR Vlora terminal. Our processing facility is still under construction. The facility will be used for both emulsifying heavy oil and de-asphalting heavy oil and bitumen by sonication. We expect the construction related to our operations to be complete during 2013. Once complete, we expect the facility to be adequate for our operations for the foreseeable future.

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

Between March 23, 2012 and June 21, 2012 we issued CDN$250,000 and $115,000 in convertible promissory notes. In March 2013, three notes totaling $115,000 plus accrued interest and one note totaling CDN$50,000 plus accrued interest were converted into 707,405 shares of our common stock. The notes totaling $115,000 were due to be repaid on March 26, 2013 ($50,000), April 18, 2013 ($25,000) and June 21, 2013 ($40,000). The note totaling CDN$50,000 was due to be repaid on June 6, 2013. The convertible promissory note in the amount of CDN$200,000 was issued to our Chief Executive Officer and director, Art Agolli. Repayment of the note issued to Mr. Agolli, originally scheduled for June 6, 2013, was extended to June 6, 2014.

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

Our operations for the year ended December 31, 2012 include the operations for Petrosonic Energy, Inc. and subsidiary for the five month period ended December 31, 2012 plus the operations for our Predecessor company, Petrosonic Albania sh.a, for the seven months ended July 31, 2012. For the five months ended December 31, 2012, we had a net loss attributable to Petrosonic Energy, Inc. consolidated operations of $262,914 and for the seven months ended July 31, 2012, our Predecessor company had a net loss of $8,544 for a combined net loss for the year of $271,458 as compared to a net loss for our Predecessor company of $13,784 for the year ended December 31, 2011. The net loss for the year ended December 31, 2011 reflected only the net loss from our Predecessor company for that period.

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

Net loss attributable to non-controlling interests. We acquired a 60% ownership interest in Petrosonic Albania sh.a. The net loss attributable to non-controlling interest of $9,898 reflects the portion of the net loss of Petrosonic Albania sh.a for the five month period ended December 31, 2012 attributable to the non-controlling shareholder who continues to own the remaining 40% ownership interest in our subsidiary, Petrosonic Albania sh.a.

Net loss attributable to Petrosonic Energy, Inc. The net loss attributable to Petrosonic Energy, Inc. for the five months ended December 31, 2012 of $262,914 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Subsidiary for that period after reducing the net loss by the loss attributable to the non-controlling interest described above. The net loss of $8,544 for the seven months ended July 31, 2012 for our Predecessor reflects the net loss for Petrosonic Albania, sh.a for that period, which loss was attributable in full to the shareholders of Petrosonic Albania, sh.a during that period. Similarly, during the year ended December 31, 2011, the entire net loss of Petrosonic Albania sh.a of $13,784 was attributable to the shareholders of that company.

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

Art Agolli – President, Chief Executive Officer, Principal Financial Officer, Director (appointed March 2012)

Mr. Agolli has more than 16 years of successful experience in developing heavy oil projects. Since February 2009 he has been the CEO of BA Capital, a Calgary based merchant bank serving the energy, mining and technology sectors, which he founded. Mr. Agolli provides at least 140 hours a month in services to Petrosonic. He also provides services to BA Capital. Services provided to BA Capital average approximately 20 hours a month.

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

On May 1, 2013, our Board of Directors approved an amended and restated employment agreement with Art Agolli. The effective date of the agreement is January 1, 2013 and the agreement will terminate on January 1, 2015, unless earlier terminated or extended by its terms. Following the initial term, we and Mr. Agolli may renew the agreement for successive periods of two years.

Mr. Agolli’s annual base salary during the term will be $150,000 and will be subject to annual cost of living increases on January 1st of each year. Mr. Agolli is also entitled to participate in any employee benefit programs adopted by us, and at our expense will be provided with medical and dental benefits. Within 30 days following each one-year anniversary of the effective date of the agreement, Mr. Agolli shall receive an option to purchase shares of our common stock in an amount to be determined by our board of directors and its committee responsible for compensation matters as constituted. The agreement may be terminated for cause by us, or without cause in the case of death, disability (with thirty days’ prior notice), or election by either party (with thirty days’ prior notice). If Mr. Agolli’s employment is terminated without cause, Mr. Agolli will receive accrued but unpaid salary plus the value of accrued but unused vacation, accrued but unpaid bonuses, and applicable reimbursement of business expenses, except that in the event of a termination without cause by us, he shall also receive the foregoing plus a severance equal to the greater of (i) the salary that would be due if employment had not been terminated and (ii) 24 months of annual base salary, in addition to twelve months of employee benefits coverage. If Mr. Agolli’s employment is terminated as a result of a change of control, he will be entitled to receive his accrued but unpaid salary and the value of accrued but unused vacation pay through the effective date of the termination, his accrued but unpaid annual bonus, if any, business expenses incurred prior to the effective date of termination and an amount equal to the annual salary due to him for the balance of the term, in a lump sum and without discount to present value, but in no event shall such payment total less than 24 months of salary.

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

On September 15, 2012 we entered into a Memorandum of Understanding with Quadrise Canada Corporation, a private emulsion technology company for the upstream and downstream oil industry that has an exclusive license in a heavy crude and asphaltene emulsification patented technology. According to the agreement, Quadrise delivered to our plant in Albania a manufacturing unit capable of delivering 120 bbl/hour of feedstock. Our director, Alfred Fischer, is a co-founder and an executive officer of Quadrise.

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

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$-
2011	$-

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Asset Purchase and Sale Agreement dated July 27, 2012(1)

3.1(a)	Articles of Incorporation(2)

3.1(b)	Amendments to Articles of Incorporation(3)

3.2	Bylaws(2)

4	Specimen stock certificate(2)

10.1	Declaration of Trust of Gerhard Schlombs(2)

10.2	Convertible Debenture issued on March 23, 2012 to Sierra Growth, Inc.**

10.3	Convertible Debenture issued on April 18, 2012 to Sierra Growth, Inc.**

10.4	Convertible Debenture issued June 6, 2012 to Westlake Advisors Corp.*

10.5	Convertible Debenture issued June 21, 2012 to Jackson Bennett LLC**

10.6	Convertible Debenture dated June 6, 2012 issued to Artan Agolli*+

10.7	Form of Convertible Debenture dated July 27, 2012 issued to Sonoro Energy Ltd.(1)

10.8	Assignment of Shares of Common Stock dated April 17, 2012 from Art Agolli in favor of Bearing Mineral Exploration Inc.(6)

10.9	Non-Compete and Non-Solicitation Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.10	Consulting Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.11	Share Sale Contract dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.12	Form of Iraq License Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.13	Amended and Restated Employment Agreement dated January 1, 2013 between the registrant and Art Agolli**

10.14	Consulting Agreement dated April 26, 2013 between the registrant and StoryCorp Consulting, Inc.**

10.15	Consulting Agreement dated January 1, 2013 between the registrant and Benjamin L. Padnos*

10.16	Consulting Agreement with Ormont Investor Relations and Strategic Communications, LLC and assignment to Loma Management Partners Inc.*

10.17	Memorandum of Understanding dated September 15, 2012 between the registrant and Quadrise Canada Corporation*

10.18	Form of Securities Purchase Agreement dated January 16, 2013(7)

10.19	Form of Registration Rights Agreement dated January 16, 2013(7)

10.20	Form of Warrant dated January 16, 2013(7)

10.21	Enterprise Agreement between Petrosonic Albania sh.a and Pavli Vallja Company dated September 7, 2012*

10.22	Warrant dated September 5, 2012 for the purchase of 140,000 shares of common stock issued to Jackson Bennett LLC*

10.23	Warrant dated September 24, 2012 for the purchase of 200,000 shares of common stock issued to Jackson Bennett LLC*

14	Code of Ethics(5)

21	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e) promulgated under the Securities Exchange Act of 1934*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer)*

101.1	The following financial statements formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of operations, (ii) consolidated statements of cash flows, (iii) consolidated balance sheet, (iv) consolidated statement of changes in stockholders’ equity, and (v) the notes to the consolidated financial statements.*

*Filed herewith.

** Previously filed

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

(6) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012.

(7) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 12th day of July 2013.

PETROSONIC ENERGY, INC.
(Registrant)

By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer, President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 12, 2013

/s/ Art Agolli
Art Agolli, Chief Executive Officer, President,
Principal Accounting and Financial Officer and Director

Dated: July 12, 2013

/s/ Alfred Fischer
Alfred Fischer, Director

EXHIBIT INDEX

Ex. No.	Description

2.1	Asset Purchase and Sale Agreement dated July 27, 2012(1)

3.1(a)	Articles of Incorporation(2)

3.1(b)	Amendments to Articles of Incorporation(3)

3.2	Bylaws(2)

4	Specimen stock certificate(2)

10.1	Declaration of Trust of Gerhard Schlombs(2)

10.2	Convertible Debenture issued on March 23, 2012 to Sierra Growth, Inc.**

10.3	Convertible Debenture issued on April 18, 2012 to Sierra Growth, Inc.**

10.4	Convertible Debenture issued June 6, 2012 to Westlake Advisors Corp.*

10.5	Convertible Debenture issued June 21, 2012 to Jackson Bennett LLC**

10.6	Convertible Debenture dated June 6, 2012 issued to Artan Agolli*+

10.7	Form of Convertible Debenture dated July 27, 2012 issued to Sonoro Energy Ltd.(1)

10.8	Assignment of Shares of Common Stock dated April 17, 2012 from Art Agolli in favor of Bearing Mineral Exploration Inc.(6)

10.9	Non-Compete and Non-Solicitation Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.10	Consulting Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.11	Share Sale Contract dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.12	Form of Iraq License Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.13	Amended and Restated Employment Agreement dated January 1, 2013 between the registrant and Art Agolli**

10.14	Consulting Agreement dated April 26, 2013 between the registrant and StoryCorp Consulting, Inc.**

10.15	Consulting Agreement dated January 1, 2013 between the registrant and Benjamin L. Padnos*

10.16	Consulting Agreement with Ormont Investor Relations and Strategic Communications, LLC and assignment to Loma Management Partners Inc.*

10.17	Memorandum of Understanding dated September 15, 2012 between the registrant and Quadrise Canada Corporation*

10.18	Form of Securities Purchase Agreement dated January 16, 2013(7)

10.19	Form of Registration Rights Agreement dated January 16, 2013(7)

10.20	Form of Warrant dated January 16, 2013(7)

10.21	Enterprise Agreement between Petrosonic Albania sh.a and Pavli Vallja Company dated September 7, 2012*

10.22	Warrant dated September 5, 2012 for the purchase of 140,000 shares of common stock issued to Jackson Bennett LLC*

10.23	Warrant dated September 24, 2012 for the purchase of 200,000 shares of common stock issued to Jackson Bennett LLC*

14	Code of Ethics(5)

21	List of Subsidiaries*

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e) promulgated under the Securities Exchange Act of 1934*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer)*

101.1	The following financial statements formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of operations, (ii) consolidated statements of cash flows, (iii) consolidated balance sheet, (iv) consolidated statement of changes in stockholders’ equity, and (v) the notes to the consolidated financial statements.*

*Filed herewith.

** Previously filed.

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

(6) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012.

(7) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2013.

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

Correction of Prior Year Information

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2012, the Company identified an error in the accounting and presentation of the 40,000 common shares issued to the founders of the Predecessor entity, Petrosonic Albania, SHA, at inception. The 40,000 should have been shown as issued and outstanding at inception. In the previously presented financial statements of the Predecessor for the year ended December 31, 2011, 17 and 178 of these founder’s shares were presented as issued and outstanding during the years ended December 31, 2010 and 2011, respectively. This resulted in an adjustment to the previously reported amounts in the financial statements of the Predecessor for the year ended December 31, 2011. In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the year ended December 31, 2012, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for of the Predecessor for the year ended December 31, 2011.

The following table presents the effect of the correction of prior year information and the impact on the Predecessor’s balance sheet for the year ended December 31, 2011:

	As of December 31, 2011
	As Previously
	Reported	Adjustments	As Restated

Stockholders’ equity:
Common stock - number of shares issued and outstanding	60,195	39,805	100,000

Common stock	$1,543,406	$1,020,594	$2,564,000
Additional paid-in capital	$(1,008,356)	$(1,020,594)	$(2,028,950)

The correction of the prior year information did not have any impact on the Predecessor’s statements of operations or cash flows for the year ended December 31, 2011.

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

On March 27, 2013, in conjunction with being elected to our Board of Directors, we granted an option to purchase 250,000 shares of our common stock to Alfred Fischer. The exercise price is $0.75 per share. The option term and the conditions under which the right to purchase the common stock will vest have not yet been determined

On April 19, 2013, the Company entered into a 1 year investment banking services agreement. As compensation, upon execution of the agreement, the Company issued 150,000 common shares and 150,000 warrants exercisable at $0.75 per share with a term of 5 years. The consultant is entitled to a cash commission of 8% of the gross proceeds of any financing transaction the consultant brings to the company plus commissions paid in warrants equal to 10% of the gross proceeds. The warrants will be exercisable at $0.75 per share and have a term of 5 years.

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

