Form 10-Q/A
period 2013-03-31
PETROSONIC ENERGY, INC.
filed 2013-07-12
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

FORM 10-Q/A

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

Nevada

(State or other jurisdiction of

Incorporation or organization)

914 Westwood Boulevard. No. 545

Los Angeles, California 90024

(Address of principal executive offices)

(855) 626,3317

(Registrant’s telephone number, including area code)

 Suite 300, 714 1st Street SE

Calgary, Alberta, Canada T2G 2G8

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

EXPLANATORY NOTE

On June 13, 2013 Petrosonic Energy, Inc. received a letter from the Securities and Exchange Commission relating to the Form 10-Q for the period ended March 31, 2013 that was filed on May 30, 2013 (the “Original Report”). The purpose of this amendment (“Amendment No. 1”) is to respond to the comment letter by attaching certain exhibits to Amendment No. 1.

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

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of Petrosonic Energy, Inc. (1)

3.1.1	Articles of Amendment to Articles of Incorporation of Petrosonic Energy, Inc. (2)

3.2	Bylaws, as amended (3)

10.1	Form of Securities Purchase Agreement dated January 16, 2013(4)

10.2	Form of Registration Rights Agreement dated January 16, 2013(4)

10.3	Form of Warrant dated January 16, 2013(4)

10.4	Consulting Agreement with Benjamin L. Padnos(5)

10.5	Consulting Agreement with Ormont Investor Relations and Strategic Communications, LLC and assignment to Loma Management Partners Inc.(5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Financial and Accounting Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (Unaudited); (ii) Consolidated Statements of Operations (Unaudited); (iii) Consolidated Statement of Stockholders’ Equity (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Consolidated Financial Statements.**

*Filed herewith

**Previously filed.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 19, 2008.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.

(4) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2013.

(5) Incorporated by reference to the registrant’s Amendment No. 1 to Form 10-K for the year ended December 31, 2012, fiiled with the Securities and Exchange Commission on July 12, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 12th day of July 2013.

PETROSONIC ENERGY, INC.

By:	/s/Art Agolli
Art Agolli, Chief Executive Officer, President and
Principal Financial and Accounting Officer