Form 10-Q
period 2013-06-30
PETROSONIC ENERGY, INC.
filed 2013-08-20
CIK 1451654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of August 19, 2013 the issuer has 79,596,654 shares of common stock, par value $.001, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited)	3
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012 and from Inception (May 24, 2010) to June 30, 2013 (Unaudited)	4
	Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2013 (Unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and from Inception (May 24, 2010) to June 30, 2013 (Unaudited)	6
	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION	16

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Mine Safety Disclosures	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

SIGNATURES		18

PART I-FINANCIAL INFORMATION

ITEM 1

PETROSONIC ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,772,325	$1,200,676
Receivables	-	106,666
Prepaid expenses	382,530	7,929
Inventory	53,522	-
Other current assets	23,767	-
Total current assets	2,232,144	1,315,271

Property and equipment, net of accumulated depreciation of $6,098 and $12,194	855,596	735,220

Total assets	$3,087,740	$2,050,491

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$294,829	$21,099
Accounts payable to related parties	-	6,782
Accrued liabilities	104,495	112,909
Convertible debt, net of unamortized discounts of $0 and $239,847	-	175,153
Convertible debt to related parties	200,000	200,000

Total current liabilities	599,324	515,943

Stockholders' Equity:
Common stock, $0.001 par value, 843,750,000 shares authorized, 79,316,408 and 70,299,003 shares issued and outstanding, respectively	79,316	70,299
Additional paid-in capital	4,740,651	1,734,170
Subscription note receivable	(140,000)	-
Deficit accumulated during the development stage	(2,305,106)	(596,731)
Accumulated other comprehensive (loss) income	(174,778)	28,312
Total Petrosonic Energy, Inc. stockholders' equity	2,200,083	1,236,050
Non-controlling interest	288,333	298,498
Total stockholders' equity	2,488,416	1,534,548
Total liabilities and stockholders' deficit	$3,087,740	$2,050,491

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended	Six Months Ended	August 1, 2012 Through	Three Months Ended	Six Months Ended	May 24, 2010 (Inception)
	June 30,	June 30,	June, 30	June 30	June 30,	Through
	2013	2013	2013	2012	2012	July 31, 2012
	Successor	Successor	Successor	Predecessor	Predecessor	Predecessor
Operating expenses
Selling, general and administrative	$945,269	$1,294,967	$1,530,839	$3,790	$5,879	$38,599
Depreciation and amortization expense	3,048	6,096	13,209	-	-	5,081

Total operating expenses	948,317	1,301,063	1,544,048	3,790	5,879	43,680

(Loss) income from operations	(948,317)	(1,301,063)	(1,544,048)	(3,790)	(5,879)	(43,680)

Other income (expense)
Interest income	-	-	14	-	-	18
Interest expense	(4,986)	(389,394)	(426,976)	-	-	-
Bargain purchase gain	-	-	7,741	-	-	-
Loss on extinguishment of debt	-	(28,083)	(28,083)	-	-	-
Total other income (expense)	(4,986)	(417,477)	(447,304)	-	-	18

Net loss	(953,303)	(1,718,540)	(1,991,352)	$(3,790)	$(5,879)	$(43,662)

Net loss attributable to non-controlling interest	7,407	10,165	20,063

Net loss attributable to Petrosonic Energy, Inc	$(945,896)	$(1,708,375)	$(1,971,289)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	79,236,463	78,489,893

Other Comprehensive Income (Loss):

Net loss	$(953,303)	$(1,718,540)	$(1,991,352)	$(3,790)	$(5,879)	$(43,662)

Foreign currency translation adjustment	(427,526)	(203,090)	(174,778)	(29,852)	4,268	110,273

Comprehensive (loss) income	(1,380,829)	(1,921,630)	(2,166,130)	$(33,642)	$(1,611)	$66,611
Comprehensive loss attributable to non-controlling interest	7,407	10,165	20,063
Comprehensive loss attributable to Petrosonic Energy, Inc.	$(1,373,422)	$(1,911,465)	$(2,146,067)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

	Petrosonic Energy, Inc.
							Total
					Accumulated		Petrosonic
			Additional		Other		Energy, Inc.'s
	Common Stock		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders'	Noncontrolling
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Equity	Interest	Total
Balances, December 31, 2012	70,299,003	$70,299	$1,734,170	$-	$28,312	$(596,731)	$1,236,050	$298,498	$1,534,548
Shares issued for cash, net	7,080,000	7,080	1,710,920	-	-	-	1,718,000	-	1,718,000
Shares issued for subscription receivable	560,000	560	139,440	(140,000)	-	-	-	-	-
Shares issued for conversion of notes	707,405	707	176,145	-	-	-	176,852	-	176,852
Shares issued for services	670,000	670	665,133	-	-	-	665,803	-	665,803
Warrant issued for services	-	-	149,843	-	-	-	149,843	-	149,843
Beneficial conversion feature	-	-	165,000	-	-	-	165,000	-	165,000
Foreign currency translation	-	-	-	-	(203,090)	-	(203,090)	-	(203,090)
Net loss	-	-	-	-	-	(1,708,375)	(1,708,375)	(10,165)	(1,718,540)
Balances, June 30, 2013	79,316,408	$79,316	$4,740,651	$(140,000)	$(174,778)	$(2,305,106)	$2,200,083	$288,333	$2,488,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	August 1, 2012	Six Months Ended	May 24, 2010
	June 30,	Through June, 30	June 30,	(Inception) Through
	2013	2013	2012	July 31, 2012
Cash flows from operating activities	Successor	Successor	Predecessor	Predecessor
Net loss	$(1,718,540)	$(1,991,352)	$(5,879)	$(43,662)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation expense	6,096	13,209	-	5,081
Amortization of debt discounts	376,764	396,372	-	-
Loss on extinguishment of debt	28,083	28,083	-	-
Bargain purchase gain on acquisition of Albania	-	(7,741)	-	-
Shares issued for services	665,803	665,803	-	-
Warrants issued for services	149,843	149,843	-	-
Changes in operating assets and liabilities:
Accounts receivable	106,666	42,010	-	(42,010)
Inventory	(53,522)	(53,522)	-	-
Prepaid expenses and other current assets	(399,601)	(407,530)	-	-
Value added taxes receivables	-	-	42,314	-
Accounts payable and accruals	277,168	381,294	(189,268)	4,942
Accounts payable to related parties	(6,782)	-	-	-
Net cash used in operating activities	(568,022)	(783,531)	(152,833)	(75,649)

Cash flows from investing activities
Cash acquired in acquisition of Albania	-	11,448	-	-
Cash paid for purchase of fixed assets	(127,379)	(127,379)	-	(731,129)
Net cash used in investing activities	(127,379)	(115,931)	-	(731,129)

Cash flows from financing activities
Proceeds from sale of stock, net	1,718,000	3,107,500	-	-
Principal payments debt	(250,000)	(250,000)	-	-
Contributed capital	-	-	152,439	704,378
Net cash provided by financing activities	1,468,000	2,857,500	152,439	704,378

Effects of foreign exchange on cash	(200,950)	(192,849)	10,742	113,924

Net increase in cash	571,649	1,765,189	10,348	11,524
Cash at beginning of year	1,200,676	7,136	1,655	-
Cash at year end	$1,772,325	$1,772,325	$12,003	$11,524

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,462	$1,462	$-	$-
Cash paid for income taxes	-	-	-	-

Non-cash transactions
Beneficial conversion feature	$165,000	$378,956
Common stock issued for subscription note receivable	140,000	140,000
Common stock issued for debt and interest	176,852	176,852
Deposit used for acquisition of Albania	-	250,000
Convertible debt issued for acquisition of Albania, net of discount	-	204,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Petrosonic Energy, Inc.
(A Development Stage Company)
Notes to the Unaudited Consolidated Financial Statements

NOTE 1:	Nature of Business , Basis of Presentation, and Significant Accounting Policies

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

The financial statements included herein for the period from May 24, 2010 through July 31, 2012 are the financial statements of Petrosonic Albania, Sha. (“Predecessor”). The consolidated financial statements included herein for the period from August 1, 2012 through June 30, 2013 are the consolidated financial statements of Petrosonic Energy, Inc. and its 60% owned subsidiary, Petrosonic Albania, Sha. (collectively, “Successor”).

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

Significant Accounting Policies

Inventories – Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) cost method of accounting.

NOTE 2:	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has suffered recurring net losses since inception, has an accumulated deficit at June 30, 2013 and does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon the ability of the Company to obtain additional working capital and attain profitable operations. Management of the Company has developed a strategy which it believes will accomplish this objective through short-term loans from related parties and additional equity investments, which should enable the Company to continue its operations for the remainder of the year.

NOTE 3:	Related Party Transactions

During the six months ended June 30, 2013, $6,782 was repaid to our former President for funds previously advanced to the Company for working capital.

On June 6, 2012, we borrowed $200,000 from our President under a convertible debenture. The convertible debenture is unsecured, matures June 6, 2013 and bears interest at 10%. At any time prior to the Maturity Date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000, our President may elect to convert the debenture in whole or in part into common shares at the same price any shares are sold, or in the case of a convertible debenture, the price of the shares issuable upon conversion. During 2012, the Company raised more than $500,000 and this note became convertible at $0.25 per share. The outstanding unpaid balance under this note was $200,000 as of June 30, 2013 and December 31, 2012. On June 5, 2013, the maturity date of the note was extended to June 6, 2014.

NOTE 4:	Convertible Debt

On March 1, 2013, the holders of the notes with an aggregate principal amount of $165,000 waived their rights to convert the notes at $0.1875 per share and agreed to convert the notes at $0.25 per share. The Company evaluated the effect of the waivers and determined that the incremental change in the fair value of the conversion options was more than 10% of the carrying value of the debt. Therefore, the effect of the waivers was considered substantial and qualified as an extinguishment of debt. The extinguishment resulted in a loss on the extinguishment of debt totaling $28,083 during the six months ended June 30, 2013. As a result of the waivers the Company evaluated the notes for beneficial conversion features and determined that beneficial conversion features exist. The intrinsic value of the beneficial conversion features was determined to be $165,000 and it was recorded as a discount on the notes.

During the six months ended June 30, 2013, an aggregate of $165,000 of principal and $11,852 of interest was converted into 707,405 common shares.

NOTE 5:	Stockholders’ Equity

During the six months ended June 30, 2013, the Company sold an aggregate of 7,080,000 common shares and 200,000 warrants in a private placement for cash proceeds of $1,718,000, net of issuance costs paid in cash of $52,000. The Company also issued an aggregate of 52,000 common stock warrants as payment of additional commissions. The warrants vest immediately, are exercisable at $0.50 per share and have a term of two years from the issue date. This was part of an offering that began in the fourth quarter of 2012.

During the six months ended June 30, 2013, the Company issued 560,000 common shares in exchange for a subscription note receivable of $140,000. The subscription note receivable bears interest at a rate of 5%, is due on July 16, 2013, and is secured by a total of 600,000 common shares of the Company, 40,000 of which were previously issued to the investor. The Company is continuing to work with the subscriber to complete this transaction.

During the six months ended June 30, 2013, the Company issued an aggregate of 707,405 common shares for the conversion of $165,000 of debt and $11,852 of interest (see Note 4).

On January 1, 2013, the Company entered into a one year agreement with a firm that provides strategic investor relations services. In connection with the agreement, the Company issued 270,000 shares of common stock to the firm. In the event that the agreement is cancelled during its term, the Company may repurchase, for the sum of $1.00, the remaining shares that would have otherwise been earned by the firm during the remainder of the term. The shares are earned in equal monthly installments of 22,500 each beginning on January 1, 2013. As of February 13, 2013, the agreement was assigned to another entity affiliated with the original firm. The fair value of the shares will be determined upon the completion of the services. During the six months ended June 30, 2013, $106,762 in fair value was recognized under this award. The fair value of the unvested portion as of June 30, 2013 was determined to be $108,000 which will be recognized over the remaining service period.

On January 11, 2013, the Company entered into a one-year agreement with a firm that provides legal services. In connection with the agreement, the Company agreed to issue 900,000 shares of common stock to the firm. The shares of common stock are to be issued in quarterly installments beginning in April 2013. Under certain circumstances as described in the agreement, the number of shares may be adjusted based on the type and amount of services provided by the firm. The fair value of the shares will be determined upon the completion of the services. During the six months ended June 30, 2013, $368,249 in fair value was recognized under this award. The fair value of the unvested portion as of June 30, 2013 was determined to be $390,000 which will be recognized over the remaining service period. As of June 30, 2013, 225,000 shares have been issued under this agreement.

On January 15, 2013, the Company entered into a one-year agreement with an individual who provides financial and investor relations services to the Company. In connection with the agreement, the Company agreed to issue 100,000 shares of common stock to the individual. The shares of common stock are to be issued in quarterly installments beginning in April 2013. The fair value of the shares will be determined upon the completion of the services. During the six months ended June 30, 2013, $40,792 in fair value was recognized under this award. The fair value of the unvested portion as of June 30, 2013 was determined to be $43,333 which will be recognized over the remaining service period. As of June 30, 2013, 25,000 shares have been issued under this agreement.

On April 26, 2013, the Company entered into a consulting agreement, dated April 24, 2013, with a firm that provides finance, accounting and management services, with specific services described in the agreement. The agreement does not have a fixed term but can be terminated by the Company upon 30 days notice. As compensation, upon execution of the agreement, the consultant is to be paid $10,000, either in cash, or as $7,500 in cash and $2,500 in restricted common stock with the number of shares calculated based on a price that is 80% of the volume weighted average price of the Company’s stock for the prior month, with a $0.01 minimum price, at the Company’s election. The Company paid this initial compensation in cash. Subsequently, the consultant is to be compensated on a monthly basis beginning June 1, 2013 with a fee of $7,500 per month. At the Company’s election, the monthly fee can be paid all in cash or a combination of $5,000 in cash and $2,500 in restricted common stock of the Company. The number of shares to be issued is calculated based on a share price of 80% of the volume weighted average price of the Company’s common stock for the prior month, with a $0.01 minimum price. In addition, the consultant will be entitled to quarterly bonuses payable in cash or restricted stock at the sole discretion of the Company. For services outside of those described in the agreement, the consultant will charge the Company at the rate of $250 per hour, payable 50% in cash and 50% in restricted common stock, using the same computation of shares as used for the quarterly payments. No common shares have been issued under this agreement.

On April 19, 2013, the Company entered into a one-year investment banking services agreement. As compensation, upon execution of the agreement, the Company issued 150,000 common shares and 150,000 warrants exercisable at $0.75 per share with a term of 5 years. The warrants vest immediately and have a fair value of $149,843 as calculated using the using Black-Scholes model. Assumptions used in the Black-Scholes model include: (1) a discount rate of 1.410%; (2) an expected term of 5 years; (3) an expected volatility of 288%; and (4) zero expected dividends. The common shares issued have a fair value of $150,000 as calculated using the stock price of $1.00 on the grant date. The consultant is entitled to a cash commission of 8% of the gross proceeds of any financing transaction the consultant brings to the Company plus commissions paid in warrants equal to 10% of the gross proceeds. The warrants will be exercisable at the price per share paid by participants in the financing transaction and have a term of 5 years.

NOTE 6:	Subsequent Events

Subsequent to June 30, 2013, the Company issued a total of 280,246 common shares for services.

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

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in this report, factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

⋅	our ability to successfully implement our business strategy,

⋅	our limited cash and our history of losses,

⋅	whether our technology will perform as expected,

⋅	the acceptance of our technology by the oil industry,

⋅	emerging competition and rapidly advancing technology in our industry that may outpace our technology,

⋅	our ability to raise cash as and when we need it,

⋅	the impact of competition and changes to the competitive environment on our products and services, and

⋅	other factors detailed from time to time in our filings with the Securities and Exchange Commission.

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

OVERVIEW

We are a development stage company focused on the treatment and upgrading of heavy oil by sonicated solvent de-asphalting. We are in the process of bringing online our first facility located in Albania, which is expected to be able to process and de-asphalt up to 1,000 barrels per day of heavy oil. We have not generated any revenue since inception. We plan to generate revenue by integrating our system into oil producer treatment facilities as well as by developing our own stand-alone processing facility. We have funded our operations to date through the issuance of convertible debentures and sales of shares of our common stock. During the six months ended June 30, 2013, we engaged in the following transactions to purchase services or provide funding for our operations:

⋅
On January 1, 2013, we entered into a one year agreement with Loma Management Partners Inc., a firm that provides strategic investor relations services. In connection with the agreement, we agreed to issue 270,000 shares of common stock to the firm. In the event that the agreement is cancelled, we may repurchase for the sum of $1.00 all of the remaining shares that would have otherwise been earned by the firm during the remainder of the term. The common stock is to be issued in equal monthly installments of 22,500 shares each beginning in January 2013.

⋅
On January 11, 2013, we entered into a one year agreement with Richardson & Patel LLP for legal services. In connection with the agreement, we agreed to issue 400,000 shares of common stock to the firm. The shares of common stock are to be issued in quarterly installments beginning in April 2013. Under certain circumstances as described in the agreement, the number of shares may be adjusted based on the type and amount of services provided by the firm. We also agreed to issue up to 500,000 additional shares for work related to the preparation of a registration statement.

⋅
On January 15, 2013, we entered into a one year consulting agreement with Benjamin L. Padnos, who provides financial and investor relations services to us. In connection with the agreement, we agreed to issue 100,000 shares of common stock to Mr. Padnos. The shares are to be issued in four quarterly installments beginning in April 2013.

⋅
During January 2013, we sold 7,640,000 shares of common stock and 200,000 warrants in a private placement with certain accredited investors. In consideration for the issuance of these shares, we received aggregate net cash proceeds of $1,718,000, and a note receivable for $140,000. The note bears interest at a rate of 5%, is due on September 30, 2013, and is secured by 600,000 shares of our common stock issued to the investor. We paid commissions of $52,000 in cash, and issued an aggregate of 52,000 common stock warrants, exercisable at a price of $0.50 per share, and with a term of two years from the issue date.

⋅
On March 1, 2013 and March 25, 2013, four convertible debentures together with accrued interest were converted into shares of our common stock pursuant to the right of conversion of each of the convertible debentures. In connection with the conversions, we issued an aggregate of 707,405 shares of common stock.  The debentures were issued to Westlake Advisors Corp., Jackson Bennett LLC and Sierra Growth Inc.

⋅
On April 26, 2013, we entered into a consulting agreement, dated April 24, 2013, with StoryCorp Consulting, Inc., a firm that provides finance, accounting and management services. The agreement does not have a fixed term and can be terminated by us upon 30 days notice. Upon execution of the agreement, the consultant was paid $10,000.  According to the agreement, we could pay this compensation either in cash, or in a combination of $7,500 in cash and $2,500 in restricted common stock. The number of shares to be issued is calculated based on a price that is 80% of the volume weighted average price of our common stock for the prior month, with a $0.01 minimum price.  We chose to pay the initial $10,000 of compensation in cash. Beginning June 1, 2013, the consultant is to be compensated on a monthly basis with a fee of $7,500 per month. At our election, the monthly fee can be paid in cash or in a combination of $5,000 in cash and $2,500 in our restricted common stock, with the number of shares computed in the manner described above. In addition, at our discretion, we may pay the consultant quarterly bonuses payable in cash or restricted stock. For services outside of those described in the agreement, the consultant will charge us at the rate of $250 per hour, payable 50% in cash and 50% in restricted common stock, with the number of shares computed in the manner described above. No common shares have been issued under this agreement.

⋅
On April 19, 2013, we entered into a one-year investment banking services agreement with Brean Capital. As compensation, upon execution of the agreement, we issued 150,000 common shares and a warrant for the purchase of 150,000 common shares exercisable at $0.75 per share with a term of 5 years. The consultant is entitled to a cash commission of 8% of the gross proceeds of any financing transaction the consultant brings to us plus commissions paid in warrants equal to 10% of the gross proceeds. The warrant will be exercisable at the price per share paid by participants in the financing transaction and have a term of 5 years.

⋅
On May 1, 2013, we entered into an amended and restated employment agreement with Art Agolli, our Chief Executive Officer. The effective date of the agreement is January 1, 2013 and continues for an initial period of two years. Under the terms of the agreement, Mr. Agolli is to be paid an annual base salary of $150,000, is entitled to an annual cash bonus in an amount to be agreed upon each year by Mr. Agolli and the Board of Directors and is entitled to other employee benefits. Within 30 days following each one-year anniversary of the effective date of the agreement, Mr. Agolli is entitled to receive an option to purchase shares of the Company’s common stock in an amount to be determined by the Board of Directors or its committee responsible for compensation matters as then constituted. The agreement may be terminated for cause by us or by election by either party. If Mr. Agolli’s employment is terminated without cause by us, Mr. Agolli will be entitled to certain severance payments as described in the agreement

Recent Events

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

This year we expect to complete the construction and permitting of the facility in Albania for heavy oil de-asphalting. Thus far, we have spent $500,000 on the construction of the facility, and we anticipate that the cost to complete the construction will be approximately $1.7 million.  Since we do not have any commitments for financing, either now or in the future, we expect that we will need to sell our debt or equity securities to raise additional funds to complete the construction.

We signed a Memorandum of Terms for Sales, Distribution and Manufacturing Agreement (the “Memorandum”) dated June 24, 2013 with East West Partners, LLC (“EWP”).  The Memorandum is not binding on either party.  Subject to the completion of due diligence by both sides, the parties commit to sign a definitive Sales, Distribution and License Agreement pursuant to which EWP will be granted a non-exclusive license to sell, distribute, outsource manufacture and sub-license our Sonoprocess heavy oil processing technology and our heavy oil emulsification technology for the territories of China, Kazakhstan and state of California.   The license fee, which has not yet been determined, will be based on each barrel of oil processed by EWP using our technology.

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

Our future success and viability, therefore, are dependent upon our ability to generate financing and revenues from our operations. The failure to generate sufficient revenues or to raise additional capital may have a material and adverse effect upon us and our shareholders, which could require us to reduce, or even to cease, our operations.

Because we have not generated any revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the latest fiscal year, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See Note 2 to our audited financial statements for a more complete description of our significant accounting policies.

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

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were not impaired as of December 31, 2012 or June 30, 2013.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

We did not generate any revenue for the quarters ended June 30, 2013 or June 30, 2012.

General and administrative expenses were $945,269 for the quarter ended June 30, 2013.  Our operating expenses were comprised of costs for legal services in the amount of $408,237, or approximately 43% of our operating expenses, for banking and advisory services in the amount of $394,950, or approximately 42% of our operating expenses, and for repair and maintenance costs of $68,388, or approximately 7% of our operating expenses.  Legal and accounting costs related to public company compliance matters and to the preparation and filing of a resale registration statement covering the common stock purchased by the investors in the offering we completed in January 2013.  We were contractually obligated to file the registration statement.  In addition, we recognized depreciation expense of $3,048 for the quarter ended June 30, 2013. Operating expenses incurred by the Predecessor during the three months ended June 30, 2012 totaled $3,790.  As noted above, operating expenses increased in connection with the development and implementation of our business plan.

Our loss from operations of $948,269 resulted from the operating expenses we incurred, as described above. Loss from operations for the quarter ended June 30, 2012 was $3,790, which was attributable to the Predecessor’s operating expenses.

Interest expense was $4,986 for the quarter ended June 30, 2013. There was no interest expense recorded for the quarter ended June 30, 2012.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net loss attributable to non-controlling interest of $7,407 reflects the portion of the net loss of Petrosonic Albania Sha. attributable to Albnafta, the minority shareholder, for the quarter ended June 30, 2013. There was no comparable loss for the period ended June 30, 2012.

The net loss attributable to Petrosonic Energy, Inc. for the quarter ended June 30, 2013 of $1,105,731 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania Sha. for that period after reducing the net loss by the loss attributable to the non-controlling interest described above. The net loss of $3,790 for the quarter ended June 30, 2012 for our Predecessor reflects the net loss for Petrosonic Albania Sha. for that period.

Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

We did not generate any revenue for the six months ended June 30, 2013 or June 30, 2012.

General and administrative expenses were $1,294,967 for the six months ended June 30, 2013.  Our operating expenses were comprised of costs for legal services in the amount of $586,245, or approximately 45% of our operating expenses, for banking and advisory services in the amount of $394,950, or approximately 30% of our operating expenses, and for audit and related fees of $55,500, or approximately 4% of our operating expenses.  Legal and accounting costs related to public company compliance matters and to the preparation and filing of a resale registration statement covering the common stock purchased by the investors in the offering we completed in January 2013.  We were contractually obligated to file the registration statement.  In addition, we recognized depreciation expense of $6,096 for the six months ended June 30, 2013. Operating expenses incurred by the Predecessor during the six months ended June 30, 2012 totaled $5,879.  As noted above, operating expenses increased in connection with the development and implementation of our business plan.

Our loss from operations of $1,301,063 resulted from the operating expenses we incurred, as described above. Loss from operations for the quarter ended June 30, 2012 was $5,879, which was attributable to the Predecessor’s operating expenses.

Interest expense was $389,394 for the six months ended June 30, 2013. Of this amount, $376,764 is attributable to the amortization of the discount related to the convertible promissory note issued to Sonoro Energy Ltd. and beneficial conversion features on our other convertible notes. There was no interest expense recorded for the quarter ended June 30, 2012.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net loss attributable to non-controlling interest of $10,165 reflects the portion of the net loss of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the six months ended June 30, 2013. There was no comparable loss for the six months ended June 30, 2012.

The net loss attributable to Petrosonic Energy, Inc. for the six months ended June 30, 2013 of $1,868,210 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania Sha. for that period after reducing the net loss by the loss attributable to the non-controlling interest described above. The net loss of $5,879 for the six months ended June 30, 2012 for our Predecessor reflects the net loss for Petrosonic Albania Sha. for that period.

Liquidity and Capital Resources

As of June 30, 2013, we had cash of $1,772,325 compared with $1,200,676 at December 31, 2012. As of June 30, 2013, we had total current assets of $2,232,144 and total current liabilities of $599,324, resulting in a working capital balance of $1,632,820 on that date. We have incurred an accumulated deficit during the development stage of $2,464,941.

Operating activities for the six months ended June 30, 2013 resulted in net cash used of $568,022 compared with cash used in operations for the six months ended June 30, 2012 of $152,833. The increase in the use of cash was attributable primarily to the increase in operating costs and increased interest expense during the six months ended June 30, 2013, combined with a use of cash for the acquisition of prepaid expenses and inventory. For the six months ended June 30, 2012, cash used in operating activities resulted from an increase in accounts payable.

Investing activities for the six months ended June 30, 2013 resulted in net cash used of $127,379 during the six months ended June 30, 2013. There were no investing activities during the six months ended June 30, 2012. The increase in net cash used for investing activities resulted from cash paid for the acquisition of property and equipment during the six months ended June 30, 2013.

Financing activities for the six months ended June 30, 2013 resulted in net cash provided of $1,468,000 in the six months ended June 30, 2013 compared with cash provided by financing activities for the six months ended June 30, 2012 of $152,439. The increase reflects $1,718,000 in net proceeds from the sale of common stock offset by cash payments of $250,000 on convertible debt in 2013.

Effects of foreign exchange on cash. The effects of foreign exchange resulted in a negative effect on cash of $200,950 during the six months ended June 30, 2013 compared with a positive effect of $10,742 during the six months ended June 30, 2012. The change reflects the effects of the variability in the rates of exchange of the various currencies in which we transacted business during the periods presented.

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

⋅
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements.  To date we have not established an audit committee.

⋅
Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

⋅
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

⋅
We lack sufficient information technology controls and procedures – As of June 30, 2013, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

⋅	Lack of formal review process that includes multiple levels of review, resulting in several audit adjustments.

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 which we filed with the Securities and Exchange Commission on May 3, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter, the Company issued the following unregistered securities.  The securities were issued in reliance on Section 4(a)(2) of the Securities Act of 1933 inasmuch as the persons to whom they were issued are accredited investors and there was no general solicitation or general advertising done in conjunction with the placement of the securities.

On April 1, 2013, the Company issued an aggregate of 200,000 warrants to three entities as part of the offering completed in January 2013.  The warrants are exercisable at $0.50 per share with a term of 5 years.

On April 15, 2013 and April 18, 2013, the Company issued 25,000 shares and 225,000 shares of its common stock to Benjamin Padnos and Richardson & Patel LLP, respectively.  The shares were issued in exchange for services rendered pursuant to agreements entered into with these consultants.

On April 19, 2013, the Company entered into a one-year investment banking services agreement with Brean Capital. As compensation, upon execution of the agreement, the Company issued 150,000 common shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of Petrosonic Energy, Inc. (1)

3.1.1	Articles of Amendment to Articles of Incorporation of Petrosonic Energy, Inc. (2)

3.2	Bylaws, as amended (3)

10.1	Master Toll Services Agreement dated April 3, 2013 between the registrant and IDK Petrol Albania Sila*

10.2	Consulting Agreement dated April 24, 2013 between the registrant and StoryCorp Consulting, Inc.(4)

10.3	Amended and Restated Employment Agreement between the registrant and Art Agolli(4)

10.4	Agreement dated April 19, 2013 between the registrant and Brean Capital*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101
The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the six months ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (Unaudited); (ii) Consolidated Statements of Operations (Unaudited); (iii) Consolidated Statement of Stockholders’ Equity (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Consolidated Financial Statements.*

*Filed herewith

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 19, 2008.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(4)	Incorporated by reference from the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSONIC ENERGY, INC.
(Registrant)

Date: August 20, 2013	By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer and Principal Financial Officer