Form 10-K/A
period 2012-12-31
PETROSONIC ENERGY, INC.
filed 2013-09-27
CIK 1451654

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

On June 13, 2013 Petrosonic Energy, Inc. (the “Company”) received a letter from the Securities and Exchange Commission relating to the Form 10-K for the year ended December 31, 2012 that was filed on May 3, 2013 (the “Original Report”). The Company filed Amendment No. 1 to the Original Report on July 12, 2013 to respond to the comment letter. On August 14, 2013 the Securities and Exchange Commission issued a comment letter to Amendment No. 1. The purpose of this amendment (“Amendment No. 2”) is to respond to the comment letter.

The disclosures in Amendment No. 2 continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, Amendment No. 2 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report and any other amendments to those filings. The filing of Amendment No. 2 shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements, except as required by law.

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

On April 17, 2012, we issued 20,000,003 (post-split) shares of our common stock to Art Agolli, at that time our sole officer and director, in exchange for all of his right, title and interest in a letter of intent with Sonoro Energy Ltd. (“Sonoro”), a Canadian publicly traded company (TSX-V:SNV) based in Calgary, Alberta, Canada. Sonoro was the holder of all of the legal and equitable rights and entitlements to a sonic reactor and technology that it developed for the treatment and upgrading of heavy oil by sonicated solvent de-asphalting. Mr. Agolli owns approximately 1.5% of Sonoro's issued and outstanding shares of common stock (based on the number of shares of common stock reported by Sonoro to be outstanding on December 31, 2012, which is the most recent report currently available) and during 2011 he provided business development consulting services to Sonoro.

On May 16, 2012, we effected an 11.25-for-1 forward stock split of our common stock and an increase in our authorized number of common shares to 843,750,000. Additionally, on May 16, 2012, we changed our name to “Petrosonic Energy, Inc.” to better reflect our new business direction.

On July 27, 2012, pursuant to the terms of an Asset Purchase and Sale Agreement (the “Purchase Agreement”) we acquired certain assets from Sonoro, including technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, two sonic reactors, one located in Albania and one located in Richmond, British Columbia, Canada, and a solvent recovery system originally located in or around Turin, Italy, which has been moved to Petrosonic’s facility in Albania. On the same day, pursuant to the terms of a Share Purchase Agreement with Sonoro, we acquired 60,000 shares of Petrosonic Albania sh.a.

Pursuant to the terms of the Purchase Agreement, in exchange for the assets, we agreed to pay to Sonoro the following consideration: (i) CDN $250,000, which was paid in June 2012, (ii) a convertible debenture in the principal amount of CDN$250,000, which was issued in July 2012 (the “Debenture”) and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which will occur when we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired. Sonoro had the right to demand repayment of the Debenture prior to the maturity date, which was July 27, 2014, if we raised gross proceeds of not less than $1,750,000 in financing over a period of 24 months. In January 2013, we completed a financing of gross proceeds in excess of $1,750,000. Sonoro thereafter demanded payment of the Debenture, which we paid in January 2013.

Our obligation to complete the purchase of the assets was conditioned upon, among other things, the completion of a review of the financial condition, business affairs, properties and title of the assets, the completion of financing raising at least $500,000, and the termination of a license agreement between Sonoro and Petrosonic Albania sh.a.

Until the closing of the purchase transaction, Sonoro agreed that, without our written consent, it would not engage in any transaction other than the ordinary course of business or permit any liens or other encumbrances to be placed against the assets; sell or transfer the assets; permit any material adverse change to occur with respect to the assets; or make any material change with respect to the business of Petrosonic Albania sh.a.

The Purchase Agreement contained representations and warranties from Sonoro relating to its due incorporation, due execution of the Purchase Agreement, ownership of the technology and the sonic reactors, its solvency and its compliance with the securities laws of Alberta. Sonoro also agreed to indemnify us for any damages we sustain after the closing date as a result of a breach of the representations and warranties. We provided representations and warranties regarding our due incorporation and due execution of the Purchase Agreement. We agreed to indemnify Sonoro for any damages sustained by Sonoro as a result of a breach of any of our representations and warranties.

Pursuant to the Purchase Agreement, Sonoro entered into a non-competition and non-solicitation agreement with us (the “Non-Compete Agreement”) and into a consulting agreement (the “Consulting Agreement”). The Non-Compete Agreement has a term of 5 years. During that period, Sonoro agrees that it will not compete with us anywhere in the world, save and except for in the Republic of Iraq, in any business activity or transaction directly relating to the assets we purchased. Sonoro also agrees that it will not solicit any employee, agent, salesperson, contractor, customer, supplier or dealer of or to us as of the date of the Non-Compete Agreement, or within the one year prior to the date of the Non-Compete Agreement, to leave, to stop selling to, or to stop buying from us or otherwise to cease dealing with us. Pursuant to the Consulting Agreement, Sonoro agrees to make certain employees available to us on a part-time basis to provide ongoing technical support to us for a period of one year. We agree to pay certain costs relating to travel from Canada to Albania for the employees and to reimburse Sonoro for the salaries of the employees.

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

On September 15, 2012, we signed a memorandum of understanding with Quadrise Canada Corporation, a private emulsion technology company for the upstream and downstream oil industry that has an exclusive license in a heavy crude and asphaltene emulsification technology. The technology enables us to convert de-asphalted oil and asphaltenes into readily marketable emulsified fuel oil and high-end asphalt. In accordance with the agreement, Quadrise licensed to us, on an exclusive basis, the right to use the technology in Albania and for projects to be determined in Iraq. The license also allows us to expand our use of the technology into other jurisdictions, subject to Quadrise’s rights. In accordance with the memorandum of understanding, Quadrise delivered to our plant in Albania a synthetic fuel manufacturing unit capable of delivering 120 bbl/hour of feedstock. Ownership of the manufacturing unit is retained by Quadrise and Quadrise retains control, through a blend master designated by Quadrise, of the process and operation of the manufacturing unit. Pursuant to the memorandum of understanding, we are to provide the feedstock which will be processed into synthetic heavy hydrocarbon emulsion fuel oil. We are responsible for the capital and operating costs associated with the operation of the manufacturing unit in Albania. We are permitted by the memorandum of understanding to operate the technology for a testing period of three months, to assess its commercial viability, including new operations we may undertake in other jurisdictions, including Iraq. The fee for manufacturing the synthetic heavy hydrocarbon emulsion fuel oil is based on the type of feedstock and water used, but for the purposes of the memorandum of understanding, the cost was estimated to be approximately $6.30 per barrel of synthetic heavy hydrocarbon emulsion fuel oil based on an average of 500 barrels per day average monthly input of feedstock. If we increase the volume above 1,000 barrels per day, the cost is expected to be reduced. Quadrise has also agreed to work with us for other applications of the technology that may reduce costs or enhance the value of our projects in Albania. The memorandum of understanding also includes provisions for the preparation of a master service agreement between us and Quadrise.

Following the consummation of these transactions, we believe that we are not a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. Our primary operations will consist of both heavy oil emulsification, wherein we use the technology licensed to us by Quadrise Canada Corporation to make heavy crude oil less viscous so that it can be used for fuel oil and, once our facility in Albania is completed, we will begin upgrading heavy crude oil with the sonication technology we acquired from Sonoro. This process will not only reduce viscosities, but will separate and remove asphaltenes from heavy crude oil. Asphaltenes are defined by scientists as any petroleum product that dissolves in toulene, but doesn't dissolve in pentane or heptane solutions. Among the asphaltenes found in heavy crude oil are sulphur, vanadium and nickel. We expect our facility to be complete in the fourth quarter of 2013 and to begin sonication operations during the first quarter of 2014. The audited financial statements of Petrosonic Albania sh.a for the fiscal years ended December 31, 2011 and 2010 can be found in our Annual Report on Form 10-K/T filed with the SEC under “Item 8. Financial Statements and Supplementary Data”. For accounting purposes, we have accounted for the Purchase Agreement under the purchase method of accounting.

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

This process is especially beneficial to producers with the following intrinsic challenges:

•	stranded heavy oil due to transportation issues

•	diluent supply issues

•	limited refining markets (light oil refiners struggle with heavy oil)

•	heavy discounts due to

o	density adjustments

o	high sulfur content

o	high metals content

It is estimated that there are approximately 7.5 billion barrels of oil reserves present in Albania. Current production in Albania is approximately 21,000 to 22,000 barrels of oil per day ("bopd"). (http://www.balkanalysis.com/albania/2012/02/05/albania-oil-industry-enjoys-revival-but-investor-government-relations-remain-a-question/)

We plan to have our first 1,000 bopd stand-alone facility operational by the end of the 4th quarter of 2013 in Albania. If we are able to successfully establish our first commercial facility, we believe heavy oil producers may then integrate the Petrosonic system at their cost into their treatment facilities. Petrosonic would license the sonication technology and retain a royalty fee, or we may form joint ventures with heavy oil producers to install and manage the plants jointly. Petrosonic may also choose to develop its own stand-alone facilities.

Further upside opportunities exist in several other applications which we are developing, including, heavy oil emulsification, waste oil separation and oil separations from drill cuttings.

Vision and Strategy

During 2013 and 2014 we plan to work toward completion of the following milestones:

•	Complete the section of the Albanian facility that will be dedicated to the emulsification technology. A portion of the Albanian processing facility will be devoted to the emulsification of de-asphalted oil and asphaltenes using the technology that we acquired from Quadrise Canada Corporation. On April 10, 2013 we announced the execution of a Master Toll Services Agreement with IDK Petrol Albania Sila, an Albanian energy company. Under the agreement, IDK engaged us as a processor and producer of heavy hydrocarbon emulsion fuel oil and emulsified bitumen from heavy oil and agreed to pay us per barrel fees based on both the quantity of oil to be processed and the quality of the end product produced. Pricing of the processed oil, delivery dates and specifications, among other terms, will be determined at the time each purchase order is issued. The Master Toll Services Agreement does not require IDK to provide a minimum amount of feedstock during the term of the agreement. We have completed installing all of the equipment and infrastructure necessary to begin emulsifying heavy crude oil and we received the fire permit that is required before we can undertake emulsification processing. We expect to begin generating revenues from emulsification processing in the fourth quarter of 2013.

•	Expand emulsification processing to other countries. As noted in the discussion of our agreement with Quadrise Canada Corporation, Quadrise licensed to us, on an exclusive basis, the right to use the emulsification technology in Albania and for projects to be determined in Iraq. The license also allows us to expand our use of the technology to sell emulsified oil into other jurisdictions, subject to Quadrise’s rights. We expect to begin to expand our use of the emulsification technology to sell emulsified oil into other countries during 2014. We cannot estimate what this will cost us, since we will only emulsify the oil as we receive orders.

•	Complete the section of the Albanian facility that will be dedicated to the sonication process. We expect to complete the section of the Albanian facility that will be dedicated to the sonication process during the fourth quarter of 2013. We estimate that completion of the facility could cost as much as $1.7 million. If we are able to complete the facility as planned, we expect to begin generating revenues during 2014 from utilizing the technology we acquired from Sonoro to develop a business relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting.

Key Success Factors

Our success will be dependent upon:

•	our ability to attract and develop numerous emulsification and sonication projects once our facility is complete;

•	access to an ample producer oil supply and our ability to find equitable profit distribution;

•	our ability to minimize technical risk through avoidance of scale up issues; and

•	our ability to find strategic partners who can help finance our operations and/or gain quick access to markets.

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

Priorities

Our immediate priorities are to:

•	strengthen our operations and management as we move forward in the oil sector;

•	complete the facility in Albania, which we expect to commission by the end of the fourth quarter of 2013;

•	establish a second country oil processing project; and

•	build a firm backlog of projects with financing commitments.

The Industry

Traditional Heavy Oil Opportunities

Crude oil is the world’s most actively traded commodity. Heavy crude oil is a type of highly viscous crude oil that does not flow easily (sometimes referred to as non-conventional oil). Typically, it is defined as crude oil with an API gravity of less than 22 API. For example, Canadian extra-heavy crude (Athabasca bitumen) has a viscosity of 10,000+ cP. (The cgs physical unit for dynamic viscosity is the  poise  (P). It is more commonly expressed, particularly in ASTM standards, as  centipoise  (cP).) Water at 20°C has a viscosity of 1.0020 cP, about the same as cold molasses, and API gravity between 8-14 API. In comparison, WTI, a type of light crude oil used as a benchmark in oil pricing of New York Mercantile Exchange’s oil futures, has an API of approximately 39.6. Heavy oils can be upgraded to high quality light synthetic oils using specialized refining processing.

Heavy oil, compared to light crude oil, has specific technical issues relating to production, transportation, and refining. Light crude oil is easier and less expensive to produce, since it generally has a higher percentage of light hydrocarbons that can be recovered with simple distillation at a refiner. Heavy crude oil can’t be produced, transported and refined by conventional methods because it has high concentrations of sulfur and metals, particularly nickel and vanadium. Heavy crude oil requires extra refining to produce more valuable and in-demand products, such as gasoline, home heating oil and diesel fuel. These challenges must be overcome in order for heavy oil to become a significant contributor to global growing demand.

Global Need, Supply and Production

Until recent years conventional, light crude oil has been abundantly available and has easily met world demand for this form of energy. By 2007, however, demand for crude oil worldwide substantially increased, straining the supply of conventional oil. This has led to consideration of alternative or insufficiently utilized energy sources, among which heavy crude oil and natural bitumen are perhaps the most readily available to supplement short- and long-term needs. Heavy oil has long been exploited as a source of refinery feedstock, but has commanded lower prices because of its lower quality relative to conventional oil. Natural bitumen is a very viscous crude oil that may be immobile in the reservoir. (When natural bitumen is mobile in the reservoir, it is generally known as extra-heavy oil.) (U.S. Geological Survey, “Heavy Oil and Natural Bitumen Resources in Geological Basins of the World”, Report 2007-1084). According to “2010: Survey of Energy Resources”, a report issued by the World Energy Council, the volume of original oil in place in known deposits of natural bitumen and extra-heavy oil appears to be at least of the same order of magnitude as the volume of original oil in place at discovered conventional (light) oil accumulations. Total resources of heavy oil in known accumulations are 3,396 billion barrels of original oil in place. The total natural bitumen resource in known accumulations amounts to 5,505 billion barrels of oil originally in place.

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

Into the picture come the tremendous deposits of heavy oil and bitumen, a solid or viscous material with adhesive properties which is derived from petroleum, that are found in the Western hemisphere. These non-conventional resources are more difficult to extract, so they have barely been touched in the past. With the price of oil reaching new highs in 2005 and 2006, investments in these more challenging oil deposits are rapidly accelerating.

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

Industry Trends in Production and Transport of Heavy Oil

The market factors behind Petrosonic’s upgrading derive from the oil industry’s needs relative to the production and refining infrastructure. As production shifts more to heavier oil it becomes necessary for refining capacity to adapt to it, either by pre-upgrading the oil or by major refining changes. Until then heavy oil producers face a penalty due to refining and pipeline infrastructure limitations driven by:

•	the need to maintain low capital costs and operating costs;

•	the ability to produce and transport heavy oil within the same systems as those established for conventional oil, i.e. using existing transport pipelines;

•	delivery of heavy oil to the point of sale with reduced expenditures on diluents;

•	production and transportable technology that allows the exploitation of heavy oil reserves at lower total cost, particularly for smaller fields – without massive infrastructure expenditures.

Issues for Heavy Oil Producers

Because of the demands placed by the industry on the production and transport of heavy oil, heavy oil producers, especially small to medium size ones, face price penalties:

•	smaller producers face high costs due to the need to blend heavy oil with diluents for pipeline transportation or face penalties for failure to meet pipeline specifications for viscosity and API;

•	fixed producer “upgrading” facilities to increase the API have been limited by the poor economics of small scale and short production life;

•	upgrading is generally limited to de-asphalting (removal of heavy asphaltene components – up to 16% by mass) and vis-breaking (low temperature cracking).

Second Country Oil Projects

One of our goals is to establish oil processing projects in countries other than Albania. The discussions below illustrate opportunities that we believe could make it possible for us to expand into other countries.

Oil Sands

The world’s two largest sources of bitumen (and related extraction and recovery operations) are in Canada and in Venezuela. There are also known oil shale or bituminous reserves in the United States, Mexico, South America, Africa, Kazakhstan and other locations.

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

More recent entrants, with projects under development or already underway, include TOTAL (Joslyn), Exxon Mobil, Synenco, Fort Hills (UTS), Kearl Lake Project with Imperial Oil Resources Limited, and BP (British Petroleum).

There is an estimated 1.7 to 2.5 trillion barrels of bitumen in place in Alberta’s oil sands. Canada’s recoverable oil resource is second only to Saudi Arabia’s. Approximately 1.3 million barrels are produced per day and production is expected to grow to three million barrels per day by 2020. Over the next 10 years there is expected to be over $60 billion of direct capital expenditures into development of the oil sands. (“Facts about Alberta’s Oil Sands and its Industry”, Oil Sands Discovery Centre, www.oilsandsdiscovery.com.) But to produce one million barrels of oil a day requires withdrawals of enough water from the Athabasca River to sustain a city of two million people every year. Despite some recycling, the majority of this water never returns to the river and is pumped into some of the world’s largest man-made dykes containing toxic waste.

Oil sands extraction usually takes at least two tons of oil sand to fill one barrel of upgraded synthetic crude oil. Furthermore, for every barrel of synthetic oil produced in Alberta, more than 80 kg of greenhouse gases are released into the atmosphere, and 3 to 5 barrels of waste water are dumped into tailing ponds. Production waste streams released into ponds have still relatively large amounts of unrecovered bitumen and expensive diluents (as much as 4%). In large volumes typical for the oil extraction, these waste streams pose major environmental burdens as well as lost economic potential, inasmuch as we believe, based on our knowledge of bitumen and naphtha recovery processes, that we would be able to separate the oil from the waste and sell the heavy crude oil into the market.

Bitumen and naphtha recovery processes involve separation of the complex mixtures of mineral matter (sand, clay), water and small amounts of soluble organic from the bitumen. Current operators use a combination of energy (hydro-transport, heat, conventional mixing), chemical (caustic) addition, flotation and light solvent dilation to achieve the necessary separations. We are in the process of testing the theory that taking the bitumen and diluents out of the waste oil in the tailing ponds will be substantially similar to removing impurities from the bitumen, such as clay and other metals.

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

The Petrosonic Process

As noted above, the Petrosonic heavy oil process will enable heavy sour oil and bitumen (from most heavy oil and oil sands fields in the world) to be converted from nominally an API gravity of 8° to 14° to a value-added synthetic crude oil of between 18° and 23° API. This is achieved through the reduction of undesirable constituents of the raw heavy oil and/or bitumen. The process incorporates two stages: solvent de-asphalting and distillation.

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

Our intent is to expand the uses of our Sonoprocess™ technology by adding complementary proprietary process technologies, such as the emulsion process we have licensed from Quadrise Canada Corporation and by using even more conventional and cheaper solvents, such as propane.

Petrosonic reactors are based on low-frequency and high-amplitude:

•	an electromagnetic drive puts a massive steel bar into resonance and this allows efficient transfer of energy to the reaction chambers;

•	there are no moving parts and so Petrosonic reactors have a high reliability and operational availability;

•	the reaction chambers are attached at the mid-node points one half wavelength from the drive system, enabling the reactors to apply Petrosonic energy to physical, chemical and biological processes; and

•	Petrosonic reactors are thus able to achieve more sustainable processes – better reactivity, less reagents, less energy, greater effectiveness and more product for overall economic advantage.

Petrosonic Heavy Oil Process Provisional and PCT Patent Applications

As part of the transaction with Sonoro, we acquired the following heavy oil process provisional and PCT applications based on the Sonoprocess™:

•	Patent Application No: WO2009111871. Jurisdiction: WIPO. Title: Method for Treating Heavy Crude Oil. Application Status: Closed.

•	Patent Application No: EA201071060. Jurisdiction: Eurasisa. Title: Method for Treating Heavy Crude Oil. Status: Pending.

•	Patent Application No: EP2260089. Jurisdiction: Europe. Title: Method for Treating Heavy Crude Oil. Status: Pending.

•	Patent Application No: 2156/MUMNP/2010. Jurisdiction: India. Title: Method for Treating Heavy Crude Oil. Status: Pending.

•	Patent Application No: US 13/822,818. Jurisdiction: United States. Title: Method for Treating Heavy Crude Oil. Status: This application is pending at the USPTO and awaiting examination.

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

There is no assurance that we will operate profitably or generate positive cash flow in the future. Until our process is proven and we begin generating enough revenue to sustain our operations, we expect to require additional financing. Since July 27, 2012, the date we acquired the Sonoprocess™ technology from Sonoro Energy Ltd., we have raised $3.1 million through the sale of our common stock, which we intend to use over the next 12 months to sustain our business operations, pay the fees and expenses of operating as a public company, continue construction of the facility in Albania, and hire additional employees. In the future, we may not be able to obtain financing on commercially reasonable terms or terms that are acceptable to us when financing is required.

On April 3, 2013 the Alberta Securities Commission issued a cease trade order against us because we failed to file an annual information form (“AIF”) for the year ended December 31, 2012. We filed the AIF on May 3, 2013. Thereafter, we made an application to the Alberta Securities Commission to revoke the cease trade order. The Alberta Securities Commission advised that they would not be in a position to revoke the cease trade order on the basis that we are the subject of an ongoing investigation by the Enforcement Department of the Alberta Securities Commission. The investigation concerns trading and promotional activity related to our securities. The cease trade order requires that trading or purchasing cease in respect of any of our securities until the order has been revoked or varied. We are cooperating with the Alberta Securities Commission in the investigation. If the cease trade order is not revoked by the time we need to raise additional capital, we may be unable to engage in sales of our securities to raise money. In that case, unless we are able to find other methods of financing such as, for example, finding a partner with the financial means to pay for some or all of the construction, we may not have the resources to complete the facility in Albania or to implement other parts of our business plan, such as expanding our operations into other countries.

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

We have reported a net loss of $272,812 for the period from August 1, 2012 through December 31, 2012. If we are unable to generate significant revenues from our processing facility in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

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

Our head office is located at Suite 204, 205 – 9th Avenue SE, Calgary, AB, Canada, T2G 0R3. Art Agolli, our Chief Executive Officer and a director, is providing the office free of charge, although he is under no obligation to do so. Our main telephone number is (403) 708-7869.

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

Alberta Securities Commission Cease Trade Order

On April 3, 2013 the Alberta Securities Commission issued a cease trade order against us because we failed to file an annual information form (“AIF”) for the year ended December 31, 2012. We filed the AIF on May 3, 2013. Thereafter, we made an application to the Alberta Securities Commission to revoke the cease trade order. The Alberta Securities Commission advised that they would not be in a position to revoke the cease trade order on the basis that we are the subject of an ongoing investigation by the Enforcement Department of the Alberta Securities Commission. The investigation concerns trading and promotional activity related to our securities. The cease trade order requires that trading or purchasing cease in respect to any of our securities until the order has been revoked or varied. We are cooperating with the Alberta Securities Commission in the investigation. The cease trade order does not prohibit the purchase and sale of our securities among our stockholders in markets outside of Alberta, Canada.

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

Overview

We are a development stage company. Our business plan includes treating and upgrading heavy oil by sonicated solvent de-asphalting with the technology we acquired from Sonoro and using the technology we acquired from Quadrise Canada Corporation to emulsify heavy oil to make it less viscous, so that it can be used as fuel oil. We are in the process of bringing online our first facility located in Albania, which is expected to be able to process and de-asphalt up to 1,000 barrels per day of heavy oil and to emulsify 3,000 barrels of oil per day. One of our two sonic reactors is installed in this facility. We have not generated any revenue since inception. We expect to begin revenue generating operations when the construction of our Albanian facility, including the installation of all equipment required for our operations and the acquisition of a permit to operate, is complete. We expect, although we cannot guarantee, that the facility will be complete and ready for operations by the end of 2013. Aside from the revenue we expect to generate from operating this facility, we plan to generate revenue from the technology by integrating it into oil producer treatment facilities. As described below, we have funded our operations to date through the issuance of convertible debentures and sales of shares of our common stock.

We have borrowed money and sold shares of our common stock to raise the funds necessary to begin the implementation of our business plan. These transactions included the following:

•	Between March 23, 2012 and June 21, 2012 we issued CDN$250,000 and $115,000 in convertible promissory notes. In March 2013, three notes totaling $115,000 plus accrued interest and one note totaling CDN$50,000 plus accrued interest were converted into 707,405 shares of our common stock. The notes totaling $115,000 were due to be repaid on March 26, 2013 ($50,000), April 18, 2013 ($25,000) and June 21, 2013 ($40,000). The note totaling CDN$50,000 is due to be repaid on June 6, 2013. The convertible promissory note in the amount of CDN$200,000 was issued to our Chief Executive Officer and director, Art Agolli. Repayment of the note issued to Mr. Agolli is scheduled for June 6, 2013.

•	On July 27, 2012, we completed the acquisition of certain assets from Sonoro Energy Ltd. in exchange for (i) CDN$250,000, which was paid in June 2012, (ii) a convertible debenture in the principal amount of CDN$250,000, which was issued in July 2012 and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which will begin when we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired.

•	On January 16, 2013, we closed a private placement with certain accredited investors whereby we sold an aggregate of 12,610,000 shares of our common stock at a price of $0.25 per share for net proceeds (after the payment of placement agent fees) of $3,077,500. Investors who invested $500,000 or more were also issued warrants. We had two investors who invested $500,000 and each received a five-year warrant for the purchase of 100,000 shares of our common stock at an exercise price of $0.50 per share. Placement agent fees were paid to Colorado Financial Services and Frank Seifert. We paid commissions of $75,000 in cash, and issued an aggregate of 75.000 common stock warrants, exercisable at a price of $0.50 per share, and with a term of two years from the issue date. We paid the debenture we issued to Sonoro from the proceeds of this offering. We believe that the proceeds from this offering will be sufficient to support our operations through the end of the year.

In addition to the shares of common stock issued in payment of the promissory notes and the private placement discussed above, during the period ended June 30, 2013, we engaged in the following securities transactions to purchase services or provide funding for our operations:

•	On January 1, 2013, we entered into a one year agreement with Loma Management Partners Inc., a firm that provides strategic investor relations services. In connection with the agreement, we agreed to issue 270,000 shares of common stock to the firm. In the event that the agreement is cancelled, we may repurchase for the sum of $1.00 all of the remaining shares that would have otherwise been earned by the firm during the remainder of the term. The common stock is to be issued in equal monthly installments of 22,500 shares each beginning in January 2013.

•	On January 11, 2013, we entered into a one year agreement with Richardson & Patel LLP, a firm that provides legal services. In connection with the agreement, we agreed to issue 400,000 shares of common stock to the firm. The shares of common stock are to be issued in quarterly installments beginning in April 2013. Under certain circumstances as described in the agreement, the number of shares may be adjusted based on the type and amount of services provided by the firm. We also agreed to issue up to 500,000 additional shares for work related to the preparation of a registration statement.

•	On January 15, 2013, we entered into a one year consulting agreement with Benjamin L. Padnos for the purpose of providing financial and investor relations services to us. In connection with the agreement, we agreed to issue 100,000 shares of common stock to Mr. Padnos. The shares are to be issued in four quarterly installments beginning in April 2013.

•	On April 26, 2013 we entered into a consulting agreement, dated April 24, 2013, with StoryCorp Consulting, Inc., a firm that provides financial, accounting and management services. The agreement does not have a fixed term and can be terminated by us upon 30 days notice. Upon execution of the agreement, StoryCorp was to be paid $10,000. According to the agreement, we could pay the compensation in cash or we could pay $7,500 in cash and $2,500 in restricted common stock. We agreed to a per share price of 80% of the volume weighted average price of our common stock for the prior month, with a $0.01 minimum price. We chose to pay the $10,000 in cash. Beginning June 1, 2013, StoryCorp is to be compensated on a monthly basis with a fee of $7,500 per month. At our election, the monthly fee can be paid in cash or we can pay $5,000 in cash and $2,500 in restricted common stock, with the number of shares computed in the manner described above. In addition, at our discretion, we may pay StoryCorp quarterly bonuses payable in cash or restricted stock. For services outside of those described in the agreement, StoryCorp will charge us at the rate of $250 per hour, payable 50% in cash and 50% in restricted common stock, with the number of shares computed in the manner described above.

During the 2013 year, we expect to generate revenue from emulsification processing and to complete the construction and permitting of our heavy oil de-asphalting facility in Albania. We anticipate that the cost to complete the construction of our facility in Albania will be approximately $1.7 million. We do not have any commitments for financing, either now or in the future. Once this milestone is achieved, we intend to seek a reputable processor of heavy oil as a joint venture partner and to start building another facility located in Alberta, Canada or another jurisdiction with large heavy oil production and reserves. Our goals in 2013 and 2014 are to complete construction of the de-asphalting facility in Albania, to begin to generate revenue from the emulsification process and the de-asphalting sonication process and to begin to expand our operations into other countries. Ultimately, we expect to generate revenue by licensing our technology to third parties, forming joint ventures to build more processing facilities and through our own stand alone toll processing facilities. We cannot guarantee that our operations will generate significant revenue.

Results of Operations

Year ended December 31, 2012 as compared to the year ended December 31, 2011

Revenue. We did not generate any revenue during the years ended December 31, 2012 and 2011.

Our operations for the year ended December 31, 2012 include the operations for Petrosonic Energy, Inc. and subsidiary for the five month period ended December 31, 2012 plus the operations for our Predecessor company, Petrosonic Albania sh.a, for the seven months ended July 31, 2012. For the five months ended December 31, 2012, we had a net loss attributable to Petrosonic Energy, Inc. consolidated operations of $262,914 and for the seven months ended July 31, 2012, our Predecessor company had a net loss of $8,544 for a combined net loss for the year of $271,458 as compared to a net loss for our Predecessor company of $15,322 for the year ended December 31, 2011. The net loss for the year ended December 31, 2011 reflected only the net loss from our Predecessor company for that period.

Operating Expenses: Operating expenses increased by $236,225 to $251,547 for the year ended December 31, 2012 compared to $15,322 for the year ended December 31, 2011. The increase in operating expenses resulted primarily from increases in legal, advertising and promotion, accounting, and other administrative costs incurred by us in connection with developing and beginning the implementation of our operating plan and costs related to public company compliance matters. Legal fees for the period totaled $62,054, or approximately 25% of our operating expenses, advertising and promotion fees for the period totaled $49,059, or approximately 20% of our operating expenses, accounting fees for the period totaled $43,076, or approximately 17% of our operating expenses, and shipping expense totaled $36,684, or approximately 15% of our operating expenses. In addition, we recognized depreciation expense of $12,194 in the year ended December 31, 2012 compared to depreciation expense of $-0- in the prior year by our Predecessor company.

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

We will need to raise additional funds in order to continue operations and continue to execute on our business plan. Our cash needs are primarily for working capital to fund our operations and for capital equipment used in the construction of our processing capabilities. We have financed our operations through a variety of debt and equity financings. We presently operate with a level of overhead consistent with the Company’s present needs but need to raise additional capital to fund our planned future operations, which will include increasing overhead to support planned increases in the level of operations We do not have any committed current or future sources of financing. Our management is exploring a variety of options to meet our future cash requirements and capital requirements, including the possibility of debt financings, equity financings, and business combinations. If we fail to obtain the financing necessary to continue to execute on our business plan, we may be forced to reduce operations or possibly to cease operations.

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

On April 3, 2013 the Alberta Securities Commission issued a cease trade order against us because we failed to file an annual information form (“AIF”) for the year ended December 31, 2012. We filed the AIF on May 3, 2013. Thereafter, we made an application to the Alberta Securities Commission to revoke the cease trade order. The Alberta Securities Commission advised that they would not be in a position to revoke the cease trade order on the basis that we are the subject of an ongoing investigation by the Alberta Securities Commission Enforcement department. The investigation concerns the trading and promotional activity related to our securities. The cease trade order requires that trading or purchasing cease in respect of any of our securities until the order has been revoked or varied. We are cooperating with the Alberta Securities Commission in the investigation. If the cease trade order is not revoked by the time we need to raise additional capital, we may be unable to do so.

Our future is dependent upon our ability to obtain financing. We do not have any committed current or future sources of financing. If we do not obtain financing when we need it, we may be required to severely curtail, or even to cease, our operations.

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

Art Agolli – President, Chief Executive Officer, Principal Financial Officer, Director (appointed March 2012)

Mr. Agolli has more than 16 years of successful experience in developing heavy oil projects and, prior to July 2012, provided consulting services to various oil companies. These services consisted of negotiating oil and gas leases, advising on marketing, advising on business development, and assisting with financing. Since February 2009 he has been the CEO of BA Capital, a Calgary based merchant bank serving the energy, mining and technology sectors, which he founded. Mr. Agolli provides at least 140 hours a month in services to Petrosonic. He also provides services to BA Capital. Services provided to BA Capital average approximately 20 hours a month.

Mr. Agolli provided services to Stream Oil & Gas Ltd. as a consultant for business development from September 2008 until March 2009 and as its Executive Vice President from March 20, 2009 until July 2010.

Mr. Agolli was a co-founder and former Vice President of Bankers Petroleum Ltd., a Toronto and London Stock Exchange listed oil and gas company. As its Vice President, Mr. Agolli assisted in building Bankers Petroleum from a start up in April 2004 to a company with a $2.3 billion market capitalization when he left in August 2008. Bankers Petroleum has a 100% working interest and is the operator of the largest onshore heavy oil field in Europe (Albania). As a consultant to BNK Petroleum, a Toronto Stock Exchange listed company that was spun off from Bankers Petroleum in 2008, Mr. Agolli assisted in the negotiations which permitted that company to begin shale gas extraction operations in Poland. BNK Petroleum now has one of the largest shale gas land positions in the country and in Europe. BNK Petroleum grew from a start-up to a company with a $700 million market capitalization.

Mr. Agolli was also one of the founders of Sonoro Energy Ltd., a TSX listed company and, during 2011, provided business development consulting services to Sonoro. Sonoro has exclusive rights to development of all heavy oil in Salah ad Din Province in Iraq. From 1998-2001, Mr. Agolli was an international business and corporate development executive with Koch Industries Inc., the largest privately held company in North America. From March 2001 to December 2003 he was CEO of Anonima Petroli Italiana (Albania), a subsidiary company of Api Spa, one of the largest refining and trading oil companies in Italy. Mr. Agolli owns approximately 1.5% of Sonoro's issued and outstanding shares of common stock (based on the number of shares of common stock reported by Sonoro to be outstanding on December 31, 2012, which is the most recent report currently available).

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

The office in which Petrosonic Albania Sh.a. is headquartered is provided to it by Albnafta free of charge, although Albnafta is not required to do so. Albnafta is wholly-owned by Art Agolli, our Chief Executive Officer, Principal Financial Officer and a director. The office in which the Company is headquartered is provided to it by Art Agolli, although he is not required to do so.

During 2010, Albnafta and Sonoro contributed $207,472 to Petrosonic Albania, sh.a for the purchase of machinery. During 2011, Albnafta and Sonoro contributed $327,578 to Petrosonic Albania, sh.a. primarily for construction of a building in Albania.

On April 17, 2012 the Company entered into an assignment agreement with Art Agolli, our sole executive officer and director, pursuant to which Mr. Agolli agreed to convey to the Company all of his right title and interest in a letter of intent with Sonoro, the holder of all of the legal and equitable rights and entitlements to a sonic reactor and technology that Sonoro developed for the treatment and upgrading of heavy oil by sonicated solvent de-asphalting (the "Assets and Technology"), in exchange for 20,000,003 (post-split) shares of our common stock having a value of $160,000. Thereafter, on July 27, 2012, we entered into an Asset Purchase and Sale Agreement with Sonoro in order to acquire a 60% ownership interest in Petrosonic Albania, sh.a. In exchange for the acquisition, we paid to Sonoro the following consideration: (i) CDN$250,000, (ii) a convertible debenture in the principal amount of CDN$250,000 (the “Debenture”) and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired.

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

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$-
2011	$-

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Asset Purchase and Sale Agreement dated July 27, 2012(1)

3.1(a)	Articles of Incorporation(2)

3.1(b)	Amendments to Articles of Incorporation(3)

3.2	Bylaws(2)

4	Specimen stock certificate(2)

10.1	Declaration of Trust of Gerhard Schlombs(2)

10.2	Convertible Debenture issued on March 23, 2012 to Sierra Growth, Inc.**

10.3	Convertible Debenture issued on April 18, 2012 to Sierra Growth, Inc.**

10.4	Convertible Debenture issued June 6, 2012 to Westlake Advisors Corp.*

10.5	Convertible Debenture issued June 21, 2012 to Jackson Bennett LLC**

10.6	Convertible Debenture dated June 6, 2012 issued to Artan Agolli**+

10.7	Form of Convertible Debenture dated July 27, 2012 issued to Sonoro Energy Ltd.(1)

10.8	Assignment of Shares of Common Stock dated April 17, 2012 from Art Agolli in favor of Bearing Mineral Exploration Inc.(6)

10.9	Non-Compete and Non-Solicitation Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.10	Consulting Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.11	Share Sale Contract dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.12	Form of Iraq License Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.13	Amended and Restated Employment Agreement dated January 1, 2013 between the registrant and Art Agolli**

10.14	Consulting Agreement dated April 26, 2013 between the registrant and StoryCorp Consulting, Inc.(8)

10.15	Consulting Agreement dated January 1, 2013 between the registrant and Benjamin L. Padnos**

10.16	Consulting Agreement with Ormont Investor Relations and Strategic Communications, LLC and assignment to Loma Management Partners Inc.(9)

10.17	Memorandum of Understanding dated September 15, 2012 between the registrant and Quadrise Canada Corporation**

10.18	Form of Securities Purchase Agreement dated January 16, 2013(7)

10.19	Form of Registration Rights Agreement dated January 16, 2013(7)

10.20	Form of Warrant dated January 16, 2013(7)

10.21	Enterprise Agreement between Petrosonic Albania sh.a and Pavli Vallja Company dated September 7, 2012**

10.22	Warrant dated September 5, 2012 for the purchase of 140,000 shares of common stock issued to Jackson Bennett LLC**

10.23	Warrant dated September 24, 2012 for the purchase of 200,000 shares of common stock issued to Jackson Bennett LLC**

14	Code of Ethics(5)

21	List of Subsidiaries**

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e) promulgated under the Securities Exchange Act of 1934*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer)*

101.1	The following financial statements formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of operations, (ii) consolidated statements of cash flows, (iii) consolidated balance sheet, (iv) consolidated statement of changes in stockholders’ equity, and (v) the notes to the consolidated financial statements.*

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

(6) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012.

(7) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2013.

(8) Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 27, 2013. This exhibit has been re-filed to include the signatures.

(9) Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 27, 2013. This exhibit has been re-filed to add Exhibit A, which was not included in the original filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 27th day of September 2013.

PETROSONIC ENERGY, INC.
(Registrant)

By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer, President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 27, 2013

/s/ Art Agolli
Art Agolli, Chief Executive Officer, President,
Principal Accounting and Financial Officer and Director

Dated: September 27, 2013

/s/ Alfred Fischer
Alfred Fischer, Director

EXHIBIT INDEX

Ex. No.	Description

2.1	Asset Purchase and Sale Agreement dated July 27, 2012(1)

3.1(a)	Articles of Incorporation(2)

3.1(b)	Amendments to Articles of Incorporation(3)

3.2	Bylaws(2)

4	Specimen stock certificate(2)

10.1	Declaration of Trust of Gerhard Schlombs(2)

10.2	Convertible Debenture issued on March 23, 2012 to Sierra Growth, Inc.**

10.3	Convertible Debenture issued on April 18, 2012 to Sierra Growth, Inc.**

10.4	Convertible Debenture issued June 6, 2012 to Westlake Advisors Corp.**

10.5	Convertible Debenture issued June 21, 2012 to Jackson Bennett LLC**

10.6	Convertible Debenture dated June 6, 2012 issued to Artan Agolli**+

10.7	Form of Convertible Debenture dated July 27, 2012 issued to Sonoro Energy Ltd.(1)

10.8	Assignment of Shares of Common Stock dated April 17, 2012 from Art Agolli in favor of Bearing Mineral Exploration Inc.(6)

10.9	Non-Compete and Non-Solicitation Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.10	Consulting Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.11	Share Sale Contract dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.12	Form of Iraq License Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.13	Amended and Restated Employment Agreement dated January 1, 2013 between the registrant and Art Agolli**

10.14	Consulting Agreement dated April 26, 2013 between the registrant and StoryCorp Consulting, Inc.(8)

10.15	Consulting Agreement dated January 1, 2013 between the registrant and Benjamin L. Padnos**

10.16	Consulting Agreement with Ormont Investor Relations and Strategic Communications, LLC and assignment to Loma Management Partners Inc.(9)

10.17	Memorandum of Understanding dated September 15, 2012 between the registrant and Quadrise Canada Corporation**

10.18	Form of Securities Purchase Agreement dated January 16, 2013(7)

10.19	Form of Registration Rights Agreement dated January 16, 2013(7)

10.20	Form of Warrant dated January 16, 2013(7)

10.21	Enterprise Agreement between Petrosonic Albania sh.a and Pavli Vallja Company dated September 7, 2012**

10.22	Warrant dated September 5, 2012 for the purchase of 140,000 shares of common stock issued to Jackson Bennett LLC**

10.23	Warrant dated September 24, 2012 for the purchase of 200,000 shares of common stock issued to Jackson Bennett LLC**

14	Code of Ethics(5)

21	List of Subsidiaries**

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e) promulgated under the Securities Exchange Act of 1934*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer)*

101.1	The following financial statements formatted in Extensive Business Reporting Language (XBRL): (i) consolidated statements of operations, (ii) consolidated statements of cash flows, (iii) consolidated balance sheet, (iv) consolidated statement of changes in stockholders’ equity, and (v) the notes to the consolidated financial statements.*

*Filed herewith.

**Previously filed.

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

(6) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012.

(7) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2013.

(8) Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 27, 2013. This exhibit has been re-filed to include the signatures.

(9) Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 27, 2013. This exhibit has been re-filed to add Exhibit A, which was not included in the original filing.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Petrosonic Energy, Inc.

INDEX TO FINANCIAL STATEMENTS

ANNUAL FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Petrosonic Energy, Inc. and Subsidiary

(a Development Stage Company)

Calgary, Canada

We have audited the accompanying consolidated balance sheet of Petrosonic Energy, Inc. and Subsidiary (collectively, “the Company” or “Successor”) as of December 31, 2012 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the period from August 1, 2012 through December 31, 2012. We have also audited the accompanying consolidated balance sheet of Petrosonic Albania, sh.a (“Predecessor”) as of December 31, 2011 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the period from January 1, 2012 through July 31, 2012, for the year ended December 31, 2011 and for the period from May 24, 2010 (inception) through July 31, 2012. These financial statements are the responsibility of the Company's and Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the accompanying financial statements of the Predecessor have been restated to correct for the presentation and accounting for common shares issued to founders.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 2, 2013, except for the Correction of Prior Year Information disclosed in Note 1, as to which the date is September 24, 2013

PETROSONIC ENERGY, INC.

(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	Successor	Predecessor
ASSETS		(Restated)
Current assets:
Cash	$1,200,676	$1,655
Receivables	106,666	86,136
Prepaid expenses	7,929	-
Total current assets	1,315,271	87,791

Property and equipment, net of accumulated depreciation of
$12,194 and $-0-, respectively	735,220	617,924
TOTAL ASSETS	$2,050,491	$705,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,099	$204,176
Accounts payable to related parties	6,782	-
Accrued liabilities	112,909	-
Short-term debt, net of unamortized discounts of $239,847	175,153	-
Short-term debt to related parties	200,000	-
Total current liabilities	515,943	204,176

Stockholders’ equity:
Common stock, 843,750,000 and 100,000 shares authorized, $0.001 and $25.64 par value, 70,299,003 and 100,000 shares issued and
outstanding as of December 31, 2012 and 2011, respectively	70,299	2,564,000
Additional paid-in capital	1,734,170	(2,028,950)
Deficit accumulated during the development stage	(596,731)	(35,118)
Accumulated other comprehensive income	28,312	1,607
Total Petrosonic Energy, Inc. stockholders’ equity	1,236,050	501,539
Non-controlling interest	298,498	-
Total stockholders’ equity	1,534,548	501,539
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,050,491	$705,715

The accompanying notes are an integral part of these consolidated financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

				May 24, 2010
	August 1, 2012	January 1, 2012		(Inception)
	Through	Through	Year Ended	Through
	December 31, 2012	July 31, 2012	December 31, 2011	July 31, 2012
	Successor	Predecessor	Predecessor	Predecessor

Operating Expenses:
General and administrative expenses	$235,872	$3,481	$15,322	$38,599
Depreciation	7,113	5,081	-	5,081
Total operating expenses	242,985	8,562	15,322	43,680

Loss from operations	(242,985)	(8,562)	(15,322)	(43,680)

Other Income (Expenses):
Interest income	14	18	-	18
Interest expense	(37,582)	-	-	-
Bargain purchase gain	7,741	-	-	-
Total other income (expenses)	(29,827)	18	-	18

Net loss	(272,812)	(8,544)	(15,322)	(43,662)

Losses attributable to non-controlling interest	9,898	-	-	-

Net loss attributable to Petrosonic Energy, Inc.	$(262,914)	$(8,544)	$(15,322)	$(43,662)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common
shares outstanding	65,692,292	2,564,000	2,564,000

Other Comprehensive Income:
Net loss	$(272,812)	$(8,544)	$(15,322)	$(43,662)
Foreign currency translation adjustment	28,312	108,666	1,538	110,273
Comprehensive income (loss)	(244,500)	100,122	(13,784)	66,611
Comprehensive income (loss) attributable to
non-controlling interest	9,898	-	-	-
Comprehensive income (loss) attributable to
Petrosonic Energy, Inc.	$(234,602)	$100,122	$(13,784)	$66,611

The accompanying notes are an integral part of these consolidated financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

May 24, 2010 (Inception) Through December 31, 2012

	Petrosonic Energy, Inc.
						Total
				Accumulated		Petrosonic		Total
			Additional	Other		Energy, Inc.'s		Stockholders'
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'	Noncontrolling	Equity
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	(Deficit)

Predecessor – Petrosonic Albania, SHA.
Balances at May 24, 2010	-	$-	$-	$-	$-	$-	$-	$-
Founder shares	40,000	1,025,600	(1,025,600)	-	-	-	-	-
Common stock issued to
founder for license	60,000	1,538,400	(1,538,400)	-	-	-	-	-
Contributed capital	-	-	207,472	-	-	207,472	-	207,472
Foreign currency translation	-	-	-	69	-	69	-	69
Net loss	-	-	-	-	(19,796)	(19,796)	-	(19,796)
Balances at December 31, 2010 (Restated)	100,000	2,564,000	(2,356,528)	69	(19,796)	187,745	-	187,745
Contributed capital	-	-	327,578	-	-	327,578	-	327,578
Foreign currency translation	-	-	-	1,538	-	1,538	-	1,538
Net loss	-	-	-	-	(15,322)	(15,322)	-	(15,322)
Balances at December 31, 2011 (Restated)	100,000	2,564,000	(2,028,950)	1,607	(35,118)	501,539	-	501,539
Contributed capital	-	-	169,328	-	-	169,328	-	169,328
Foreign currency translation	-	-	-	108,666	-	108,666	-	108,666
Net loss	-	-	-	-	(8,544)	(8,544)	-	(8,544)
Balances at July 31, 2012 (Restated)	100,000	$2,564,000	$(1,859,622)	$110,273	$(43,662)	$770,989	$-	$770,989

Successor – consolidated
Balances at August 1, 2012	64,649,003	$64,649	$136,364	$-	$(333,817)	$(132,804)	$-	$(132,804)
Common stock and warrants
sold for cash, net	5,650,000	5,650	1,383,850	-	-	1,389,500	-	1,389,500
Beneficial conversion feature	-	-	213,956	-	-	213,956	-	213,956
Foreign currency translation	-	-	-	28,312	-	28,312	-	28,312
Noncontrolling interest	-	-	-	-	-	-	308,396	308,396
Net loss	-	-	-	-	(262,914)	(262,914)	(9,898)	(272,812)
Balances at December 31, 2012	70,299,003	$70,299	$1,734,170	$28,312	$(596,731)	$1,236,050	$298,498	$1,534,548

The accompanying notes are an integral part of these consolidated financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				May 24, 2010
	August 1, 2012	January 1, 2012		(Inception)
	Through	Through	Year Ended	Through
	December 31, 2012	July 31, 2012	December 31, 2011	July 31, 2012
	Successor	Predecessor	Predecessor	Predecessor
Cash flows from operating activities:
Net loss	$(272,812)	$(8,544)	$(15,322)	$(43,662)
Adjustments to reconcile net loss to net cash used
in operating activities
Depreciation	7,113	5,081	-	5,081
Amortization of debt discounts	19,608	-	-	-
Bargain purchase gain	(7,741)	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	(64,656)	44,126	(82,411)	(42,010)
Prepaid expenses	(7,929)	-	-	-
Accounts payable to related parties	6,782	-	-	-
Accounts payable and accrued expenses	104,126	(199,234)	204,176	4,942
Net cash used in operating activities	(215,509)	(158,571)	106,443	(75,649)

Cash flows from investing activities:
Net cash acquired in acquisition	11,448	-	-	-
Cash paid for purchase of property and equipment	-	(108,422)	(438,833)	(731,129)
Net cash provided by (used in) investing activities	11,448	(108,422)	(438,833)	(731,129)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,389,500	-	-	-
Capital contributions	-	169,328	327,578	704,378
Net cash provided by financing activities	1,389,500	169,328	327,578	704,378

Effects of foreign exchange on cash	8,101	107,458	6,321	113,848

Net increase in cash	1,193,540	9,793	1,509	11,448
Cash, beginning or period	7,136	1,655	146	-
Cash, end of period	$1,200,676	$11,448	$1,655	$11,448

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for income taxes	-	-	-	-
Non cash investing and financing activities:
Deposit used for acquisition	$250,000	$-	$-	$-
Convertible note issued for acquisition, net of
discount	204,852	-	-	-
Beneficial conversion feature	213,956	-	-	-

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

