Form 10-K/A
period 2012-12-31
PETROSONIC ENERGY, INC.
filed 2013-10-21
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 3

TO

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). YES [  ] NO [X]

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

On June 13, 2013 Petrosonic Energy, Inc. (the “Company”) received a letter from the Securities and Exchange Commission relating to the Form 10-K for the year ended December 31, 2012 that was filed on May 3, 2013 (the “Original Report”). The Company filed Amendment No. 1 to the Original Report on July 12, 2013 to respond to the comment letter. On August 14, 2013 the Securities and Exchange Commission issued a comment letter to Amendment No. 1 , and on September 27, 2013 the Company filed Amendment No. 2 to the Original Report to respond to the comment letter. On October 12, 2013 the Securities and Exchange Commission issued a comment letter to Amendment No. 2. The purpose of this amendment (“Amendment No. 3 ”) is to respond to that comment letter.

The disclosures in Amendment No. 3 continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report. Accordingly, Amendment No. 3 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report and any other amendments to those filings. The filing of Amendment No. 3 shall not be deemed to be an admission that the Original Report, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

2

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

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in the sections titled “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” investors should consider the following:

●	our ability to successfully implement our business strategy,

●	our limited cash and our history of losses,

●	whether our technology will perform as expected,

●	the acceptance of our technology by the oil industry,

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology,

●	our ability to raise cash as and when we need it,

●	the impact of competition and changes to the competitive environment on our products and services, and

●	other factors detailed from time to time in our filings with the Securities and Exchange Commission.

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

On April 17, 2012, we issued 20,000,003 (post-split) shares of our common stock to Art Agolli, at that time our sole officer and director, in exchange for all of his right, title and interest in a letter of intent with Sonoro Energy Ltd. (“Sonoro”), a Canadian publicly traded company (TSX-V:SNV) based in Calgary, Alberta, Canada. Sonoro was the holder of all of the legal and equitable rights and entitlements to a sonic reactor and technology that it developed for the treatment and upgrading of heavy oil by sonicated solvent de-asphalting. Mr. Agolli owns approximately 1.5% of Sonoro’s issued and outstanding shares of common stock (based on the number of shares of common stock reported by Sonoro to be outstanding on December 31, 2012, which is the most recent report currently available). Mr. Agolli was one of the founders of Sonoro and, from time-to-time through 2011 he provided business development consulting services to Sonoro.

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

Prior to the consummation of these transactions, we were a shell corporation as that term is defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act. Since entering into these transactions, we believe that we are no longer a shell corporation. Our primary operations will consist of both heavy oil emulsification, wherein we use the technology licensed to us by Quadrise Canada Corporation to make heavy crude oil less viscous so that it can be used for fuel oil and, once our facility in Albania is completed, we will begin upgrading heavy crude oil with the sonication technology we acquired from Sonoro. This process will not only reduce viscosities, but will separate and remove asphaltenes from heavy crude oil. Asphaltenes are defined by scientists as any petroleum product that dissolves in toulene, but doesn’t dissolve in pentane or heptane solutions. Among the asphaltenes found in heavy crude oil are sulphur, vanadium and nickel. We expect our facility to be complete in the fourth quarter of 2013 and to begin sonication operations during the first quarter of 2014. The audited financial statements of Petrosonic Albania sh.a for the fiscal years ended December 31, 2011 and 2010 can be found in our Annual Report on Form 10-K/T filed with the SEC under “Item 8. Financial Statements and Supplementary Data”. For accounting purposes, we have accounted for the Purchase Agreement under the purchase method of accounting.

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

This process is especially beneficial to producers with the following intrinsic challenges:

●	stranded heavy oil due to transportation issues

●	diluent supply issues

●	limited refining markets (light oil refiners struggle with heavy oil)

●	heavy discounts due to

●	density adjustments

●	high sulfur content

●	high metals content

It is estimated that there are approximately 7.5 billion barrels of oil reserves present in Albania. Current production in Albania is approximately 21,000 to 22,000 barrels of oil per day (“bopd”).

http://www.balkanalysis.com/albania/2012/02/05/albania-oil-industry-enjoys-revival-but-investor-government-relations-remain-a-question/)

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

Vision and Strategy

During 2013 and 2014 we plan to work toward completion of the following milestones:

●	Complete the section of the Albanian facility that will be dedicated to the emulsification technology. A portion of the Albanian processing facility will be devoted to the emulsification of de-asphalted oil and asphaltenes using the technology that we acquired from Quadrise Canada Corporation. On April 10, 2013 we announced the execution of a Master Toll Services Agreement with IDK Petrol Albania Sila, an Albanian energy company. Under the agreement, IDK engaged us as a processor and producer of heavy hydrocarbon emulsion fuel oil and emulsified bitumen from heavy oil and agreed to pay us per barrel fees based on both the quantity of oil to be processed and the quality of the end product produced. Pricing of the processed oil, delivery dates and specifications, among other terms, will be determined at the time each purchase order is issued. The Master Toll Services Agreement does not require IDK to provide a minimum amount of feedstock during the term of the agreement. We have completed installing all of the equipment and infrastructure necessary to begin emulsifying heavy crude oil and we received the fire permit that is required before we can undertake emulsification processing. We expect to begin generating revenues from emulsification processing in the fourth quarter of 2013.

●	Expand emulsification processing to other countries. As noted in the discussion of our agreement with Quadrise Canada Corporation, Quadrise licensed to us, on an exclusive basis, the right to use the emulsification technology in Albania and for projects to be determined in Iraq. The license also allows us to expand our use of the technology to sell emulsified oil into other jurisdictions, subject to Quadrise’s rights. We expect to begin to expand our use of the emulsification technology to sell emulsified oil into other countries during 2014. We cannot estimate what this will cost us, since we will only emulsify the oil as we receive orders.

●	Complete the section of the Albanian facility that will be dedicated to the sonication process. We expect to complete the section of the Albanian facility that will be dedicated to the sonication process during the fourth quarter of 2013. We estimate that completion of the facility could cost as much as $1.7 million. If we are able to complete the facility as planned, we expect to begin generating revenues during 2014 from utilizing the technology we acquired from Sonoro to develop a business relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting.

Key Success Factors

Our success will be dependent upon:

●	our ability to attract and develop numerous emulsification and sonication projects once our facility is complete;

●	access to an ample producer oil supply and our ability to find equitable profit distribution;

●	our ability to minimize technical risk through avoidance of scale up issues; and

●	our ability to find strategic partners who can help finance our operations and/or gain quick access to markets.

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

Priorities

Our immediate priorities are to:

●	strengthen our operations and management as we move forward in the oil sector;

●	complete the facility in Albania, which we expect to commission by the end of the fourth quarter of 2013;

●	establish a second country oil processing project; and

●	build a firm backlog of projects with financing commitments.

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

The following chart shows the regional distribution of heavy oil and natural bitumen in billions of barrels:

Region	Heavy Oil	Bitumen

North America	651	2,391
South America	1,127	2,260
Europe	75	17
Africa	83	46
Transcaucasia	52	430
Middle East	971	0
Russia	182	347
South Asia	18	0
East Asia	168	10
Southeast Asia and Oceania	68	4

*	Does not include extra-heavy oil.

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

Industry Trends in Production and Transport of Heavy Oil

The market factors behind Petrosonic’s upgrading derive from the oil industry’s needs relative to the production and refining infrastructure. As production shifts more to heavier oil it becomes necessary for refining capacity to adapt to it, either by pre-upgrading the oil or by major refining changes. Until then heavy oil producers face a penalty due to refining and pipeline infrastructure limitations driven by:

●	the need to maintain low capital costs and operating costs;

●	the ability to produce and transport heavy oil within the same systems as those established for conventional oil, i.e. using existing transport pipelines;

●	delivery of heavy oil to the point of sale with reduced expenditures on diluents;

●	production and transportable technology that allows the exploitation of heavy oil reserves at lower total cost, particularly for smaller fields – without massive infrastructure expenditures.

Issues for Heavy Oil Producers

Because of the demands placed by the industry on the production and transport of heavy oil, heavy oil producers, especially small to medium size ones, face price penalties:

●	smaller producers face high costs due to the need to blend heavy oil with diluents for pipeline transportation or face penalties for failure to meet pipeline specifications for viscosity and API;

●	fixed producer “upgrading” facilities to increase the API have been limited by the poor economics of small scale and short production life;

●	upgrading is generally limited to de-asphalting (removal of heavy asphaltene components – up to 16% by mass) and vis-breaking (low temperature cracking).

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

Bitumen and naphtha recovery processes involve separation of the complex mixtures of mineral matter (sand, clay), water and small amounts of soluble organic from the bitumen. Current operators use a combination of energy (hydro-transport, heat, conventional mixing), chemical (caustic) addition, flotation and light solvent dilation to achieve the necessary separations. We are in the process of testing the theory that taking the bitumen and diluents out of the waste oil in the tailing ponds will be substantially similar to removing impurities from the bitumen, such as clay and other metals. We cannot guarantee that it will be possible to economically remove the bitumen and diluents out of the waste oil in the tailing ponds.

Petrosonic’s Opportunity

We believe Petrosonic will be able to take advantage of an opportunity that traditional upgrading technology cannot address – upstream upgrading on smaller scales. The viability of upgrading is constantly changing due to production mix, refining infrastructure costs, and oil pricing. However, there are three markets for small upgraders that make sense:

●	Pipeline systems where access to the pipeline requires blending of heavy oil. Condensate prices and heavy oil differentials have been stable for some time and long term projections indicate that low condensate prices following the global economic slow-down will be short-lived;

●	Heavy oil producers in markets where light oil dominates refinery infrastructure. Internationally there are several markets like this; and

●	Markets where upgrading asphalt by-products can command premium prices. This is especially attractive in the United States, given the economic infrastructure stimulus measures being implemented through the 2009 American Recovery and Reinvestment Act, which provides $105.3 billion for infrastructure investment.

To take advantage of these opportunities Petrosonic must be able to:

●	economically upgrade heavy oil from small and medium sized producers;

●	add value and allow producers to capture a larger share of the market price for refinery products; and

●	provide operating plants to heavy oil producers in return for tolling process fees or purchase heavy oil at a premium to blenders.

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

Test Data

Sonoro completed an extensive test program of heavy oils both in house and independently with the complete upgrading process which has shown to consistently achieve the target improvements in API. The tests were carried out in Sonoro’s research and development site in Richmond, British Columbia (in house). The lab work for the specifics of the de-asphalted oil and asphaltenes generated was carried out by Alberta Research Council in their laboratory (independent) in Edmonton, Alberta. The tests were carried out during 2010 and 2011. For Canadian bitumen samples this represents an upgrade from nominally 10° API to 25° API. The test program included heavy oils and bitumen from the Canadian Athabasca and Lloydminster fields, heavy oil from U.S. refineries, and crude oil from two international oil producers. The upgraded oil quality is typically:

●	Density - from 23° to 28° API gravity, meeting pipeline specifications.

●	Viscosity - less than 100 cSt at 25°C (greater than 99% reduction), meeting pipeline specifications.

●	Liquid yields - From 85% to 92% by volume depending on the quantity and quality of asphaltene by-product required.

●	Sulphur - reduction by up to 40% by mass.

●	Heavy Metals - typical reduction of vanadium up to 80% and nickel by up to 88% by mass.

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

Table 4

		Raw					Upgraded
	Specific		Vanadium	Nickel	Sulphur	Total Acid Number		Vanadium	Nickel	Sulphur	Total Acid Number
Country	Source	API	(g)	(g)	(%)	(TAN)	API	(g)	(g)	(%)	(TAN)

Canada	CP	10.6	169.0	80.0	4.5	0.98	24.5	29.2	12.0	2.64	0.73
Canada	CDL	14.4	95.0	46.0	3.62	1.24	26.0	38.0	17.0	2.46	1.18
US (Texas)	TG	17.4	12.0	5.4	3.73	0.59	27.9	4.2	1.9	2.78	0.99
US (Texas)	TK	14.9	15.0	16.0	3.85	0.56	27.5	4.4	4.2	2.51	0.58
US (Texas)	TQ	11.2	15	16	3.33	1.71	25.9	2.9	3.1	2.51	0.55
Albania	AB	10.8	348.4	68.5	5.96	0.56	25.1	56	8.6	3.96	0.3
Albania	AD	10.2	287.0	57.0	3.98	0.52	29.0	65.9	12.2	3.27	0.73
Albania	AM	21.0	110.0	19.0	2.43	1.07	31.9	48.4	7.7	2.88	0.85
Venezuela	VP	9.4	492.0	105.0	4.26	5.26	21.7	220	45.4	2.96	3.68
US (Utah)	US	14.5	23.8	12.2	1.18	3.19	32.5	1.7	1.0	0.62	0.26

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

Petrosonic reactors are based on low-frequency and high-amplitude:

●	an electromagnetic drive puts a massive steel bar into resonance and this allows efficient transfer of energy to the reaction chambers;

●	there are no moving parts and so Petrosonic reactors have a high reliability and operational availability;

●	the reaction chambers are attached at the mid-node points one half wavelength from the drive system, enabling the reactors to apply Petrosonic energy to physical, chemical and biological processes; and

●	Petrosonic reactors are thus able to achieve more sustainable processes – better reactivity, less reagents, less energy, greater effectiveness and more product for overall economic advantage.

Petrosonic Heavy Oil Process Provisional and PCT Patent Applications

As part of the transaction with Sonoro, we acquired the following heavy oil process provisional and PCT applications based on the Sonoprocess™:

●	Patent Application No: WO2009111871. Jurisdiction: WIPO. Title: Method for Treating Heavy Crude Oil. Application Status: Closed.

●	Patent Application No: EA201071060. Jurisdiction: Eurasisa. Title: Method for Treating Heavy Crude Oil. Status: Pending.

●	Patent Application No: EP2260089. Jurisdiction: Europe. Title: Method for Treating Heavy Crude Oil. Status: Pending.

●	Patent Application No: 2156/MUMNP/2010. Jurisdiction: India. Title: Method for Treating Heavy Crude Oil. Status: Pending.

●	Patent Application No: US 13/822,818. Jurisdiction: United States. Title: Method for Treating Heavy Crude Oil. Status: This application is pending at the USPTO and awaiting examination.

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

Marketing and Sales Strategy

Petrosonic’s business model as it relates to sonicated de-asphalting of heavy oil is to provide integrated upgrading systems to heavy oil producers in exchange for revenue sharing in the economic uplift produced as a result of the Sonoprocessing™. Given the relative ease of integration and transportation, the process is designed to be easily applicable to the upstream and midstream constituents. The immediate marketing and sales strategy is to sell our processing services on toll or joint venture basis to heavy oil upstream producers directly or process for third parties at our stand alone facilities on toll basis. As a result, business models can take on various forms:

●	Oil Producers: Decrease viscosity and need for diluents; improve quality; increase marketability; increase price.

●	Pipeline Operators: Decrease viscosity and need for diluent resulting in increased throughput.

●	Storage & Blending Operators: Increase yield and quality.

●	Refiners: Increase yield and quality. Rapid de-asphalting with less diluent and less cost. De-bottleneck refinery.

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

Environmental Laws and Regulations

The Company will be subject to the Law of Environmental Protection, the primary environmental law of Albania, the location of its processing facility. In accordance with this law, all companies that store and process hydrocarbons must apply for and receive an environmental permit issued by the Ministry of the Environment and the local government where the plant is located, in this case, the Fier Environmental Regional Office. The Company has applied to both entities and expects the permit to be received by the end of July 2013. Since the Company’s processes do not require any extensive use of water or energy or generate any emissions, it does not fall under more complicated and lengthy environmental permit requirements typical for refineries or upgraders. Albania also requires the Company to obtain a fire safety permit from the Fier Environmental Regional Office as part of the permit application. The Company has installed all of the necessary equipment required for anti-fire measures and regulations in the country and in May 2013 we were certified by the inspection authority.

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

Risks Related to our Business and the Ownership of our Securities

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

Management of our Company is within the control of the board of directors and the officers. You should not purchase our common stock unless you are willing to entrust management of our Company to these individuals.

All decisions with respect to the management of the Company will be made by our board of directors and our officers. Art Agolli, our Chief Executive Officer and a director, beneficially owns approximately 26.4% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Therefore, management, and in particular Mr. Agolli, will have significant influence in electing a majority of the board of directors who shall, in turn, have the power to appoint the officers of the Company and to determine, in accordance with their fiduciary duties and the business judgment rule, the direction, objectives and policies of the Company including, without limitation, the purchase of businesses or assets; the sale of all or a substantial portion of the assets of the Company; the merger or consolidation of the Company with another corporation; raising additional capital through financing and/or equity sources; the retention of cash reserves for future product development; expansion of our business and/or acquisitions; the filing of registration statements with the Securities and Exchange Commission for offerings of our capital stock; and transactions which may cause or prevent a change in control of the Company or its winding up and dissolution. You should not purchase our common stock unless you are willing to entrust management of our Company to these individuals.

Because we are a small, unproven company, stockholders may find it difficult to sell their common stock in the public markets.

Our common shares are currently traded on the OTCQB under the symbol “PSON”. The number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

Furthermore, on April 3, 2013 the Alberta Securities Commission issued a cease trade order which prohibits the trading or purchasing of our securities until the order has been revoked or varied. For a more detailed discussion of the cease trade order, please see the risk factor titled “Our future is dependent upon our ability to obtain financing. If we do not obtain such financing, we may have to cease our activities and investors could lose their entire investment.”

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our Articles of Incorporation authorize the issuance of up to 843,750,000 shares of common stock with a par value of $0.001 per share. Our board of directors may choose to issue some or all of such shares for many different reasons, including to acquire one or more companies or properties and to fund our overhead and general operating requirements. We have agreed to pay for the services of four consultants with shares of our common stock and we may make similar arrangements with other consultants in the future. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

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

A significant portion of our revenue will be derived from foreign operations, which exposes us to risks inherent in doing business in each of the countries where we transact business. The occurrence of any of the risks described below could have a material adverse effect on our business operations and financial performance. With respect to any particular country, these risks may include:

●	expropriation and nationalization of our assets in that country;

●	political and economic instability;

●	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

●	currency fluctuations, devaluations, and conversion restrictions;

●	confiscatory taxation or other adverse tax policies;

●	governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;

●	governmental activities that may result in the deprivation of contract rights; and

●	governmental activities that may result in the inability to obtain or retain licenses required for operation.

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

Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil. These hazards and risks include, but are not limited to, the following:

●	natural disasters;

●	weather-related disruptions;

●	fires;

●	explosions;

●	pipeline ruptures and spills;

●	third-party interference;

●	disruption of natural gas deliveries;

●	disruptions of electricity deliveries; and

●	mechanical failure of equipment at our refineries or third-party facilities.

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

Overview

We were a shell corporation prior to July 27, 2012, when we acquired from Sonoro Energy Ltd. technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, two sonic reactors, a solvent recovery system and 60,000 shares of Petrosonic Albania sh.a. Since the acquisition of these assets, w e are a development stage company. Our business plan includes treating and upgrading heavy oil by sonicated solvent de-asphalting with the technology we acquired from Sonoro and using the technology we acquired from Quadrise Canada Corporation to emulsify heavy oil to make it less viscous, so that it can be used as fuel oil. We are in the process of bringing online our first facility located in Albania, which is expected to be able to process and de-asphalt up to 1,000 barrels per day of heavy oil and to emulsify 3,000 barrels of oil per day. One of our two sonic reactors is installed in this facility. We have not generated any revenue since inception. We expect to begin revenue generating operations when the construction of our Albanian facility, including the installation of all equipment required for our operations and the acquisition of a permit to operate, is complete. We expect, although we cannot guarantee, that the facility will be complete and ready for operations by the end of 2013. Aside from the revenue we expect to generate from operating this facility, we plan to generate revenue from the technology by integrating it into oil producer treatment facilities. As described below, we have funded our operations to date through the issuance of convertible debentures and sales of shares of our common stock.

We have borrowed money and sold shares of our common stock to raise the funds necessary to begin the implementation of our business plan. These transactions included the following:

●	Between March 23, 2012 and June 21, 2012 we issued CDN$250,000 and $115,000 in convertible promissory notes. In March 2013, three notes totaling $115,000 plus accrued interest and one note totaling CDN$50,000 plus accrued interest were converted into 707,405 shares of our common stock. The notes totaling $115,000 were due to be repaid on March 26, 2013 ($50,000), April 18, 2013 ($25,000) and June 21, 2013 ($40,000). The note totaling CDN$50,000 is due to be repaid on June 6, 2013. The convertible promissory note in the amount of CDN$200,000 was issued to our Chief Executive Officer and director, Art Agolli. Repayment of the note issued to Mr. Agolli is scheduled for June 6, 2013.

●	On July 27, 2012, we completed the acquisition of certain assets from Sonoro Energy Ltd. in exchange for (i) CDN$250,000, which was paid in June 2012, (ii) a convertible debenture in the principal amount of CDN$250,000, which was issued in July 2012 and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which will begin when we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired.

●	On January 16, 2013, we closed a private placement with certain accredited investors whereby we sold an aggregate of 12,610,000 shares of our common stock at a price of $0.25 per share for net proceeds (after the payment of placement agent fees) of $3,077,500. Investors who invested $500,000 or more were also issued warrants. We had two investors who invested $500,000 and each received a five-year warrant for the purchase of 100,000 shares of our common stock at an exercise price of $0.50 per share. Placement agent fees were paid to Colorado Financial Services and Frank Seifert. We paid commissions of $75,000 in cash, and issued an aggregate of 75.000 common stock warrants, exercisable at a price of $0.50 per share, and with a term of two years from the issue date. We paid the debenture we issued to Sonoro from the proceeds of this offering. We believe that the proceeds from this offering will be sufficient to support our operations through the end of the year.

In addition to the shares of common stock issued in payment of the promissory notes and the private placement discussed above, during the period ended June 30, 2013, we engaged in the following securities transactions to purchase services or provide funding for our operations:

●	On January 1, 2013, we entered into a one year agreement with Loma Management Partners Inc., a firm that provides strategic investor relations services. In connection with the agreement, we agreed to issue 270,000 shares of common stock to the firm. In the event that the agreement is cancelled, we may repurchase for the sum of $1.00 all of the remaining shares that would have otherwise been earned by the firm during the remainder of the term. The common stock is to be issued in equal monthly installments of 22,500 shares each beginning in January 2013.

●	On January 11, 2013, we entered into a one year agreement with Richardson & Patel LLP, a firm that provides legal services. In connection with the agreement, we agreed to issue 400,000 shares of common stock to the firm. The shares of common stock are to be issued in quarterly installments beginning in April 2013. Under certain circumstances as described in the agreement, the number of shares may be adjusted based on the type and amount of services provided by the firm. We also agreed to issue up to 500,000 additional shares for work related to the preparation of a registration statement.

●	On January 15, 2013, we entered into a one year consulting agreement with Benjamin L. Padnos for the purpose of providing financial and investor relations services to us. In connection with the agreement, we agreed to issue 100,000 shares of common stock to Mr. Padnos. The shares are to be issued in four quarterly installments beginning in April 2013.

●	On April 26, 2013 we entered into a consulting agreement, dated April 24, 2013, with StoryCorp Consulting, Inc., a firm that provides financial, accounting and management services. The agreement does not have a fixed term and can be terminated by us upon 30 days notice. Upon execution of the agreement, StoryCorp was to be paid $10,000. According to the agreement, we could pay the compensation in cash or we could pay $7,500 in cash and $2,500 in restricted common stock. We agreed to a per share price of 80% of the volume weighted average price of our common stock for the prior month, with a $0.01 minimum price. We chose to pay the $10,000 in cash. Beginning June 1, 2013, StoryCorp is to be compensated on a monthly basis with a fee of $7,500 per month. At our election, the monthly fee can be paid in cash or we can pay $5,000 in cash and $2,500 in restricted common stock, with the number of shares computed in the manner described above. In addition, at our discretion, we may pay StoryCorp quarterly bonuses payable in cash or restricted stock. For services outside of those described in the agreement, StoryCorp will charge us at the rate of $250 per hour, payable 50% in cash and 50% in restricted common stock, with the number of shares computed in the manner described above.

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

Financing activities for the year ended December 31, 2012 resulted in an increase in cash of $1,231,250 to $1,558,828 from $327,578 in the year ended December 31, 2011. The increase reflects the total of the proceeds from the sales of common stock of $1,389,500 and the contribution to capital made to our Predecessor of $169,328 over the capital contribution of $327,578 made in the year ended December 31, 2011 in our Predecessor.

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

We will need to raise additional funds in order to continue operations and continue to execute on our business plan. Our cash needs are primarily for working capital to fund our operations , including the anticipated cost to complete the construction of our facility in Albania, which we estimate will be approximately $1.7 million, and for capital equipment used in the construction of our processing capabilities. We have financed our operations through a variety of debt and equity financings. We presently operate with a level of overhead consistent with the Company’s present needs but need to raise additional capital to fund our planned future operations, which will include increasing overhead to support planned increases in the level of operations We do not have any committed current or future sources of financing. Our management is exploring a variety of options to meet our future cash requirements and capital requirements, including the possibility of debt financings, equity financings, and business combinations. If we fail to obtain the financing necessary to continue to execute on our business plan, we may be forced to reduce operations or possibly to cease operations.

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

Mr. Agolli was also one of the founders of Sonoro Energy Ltd., a TSX listed company and, through 2011, provided business development consulting services to Sonoro. Sonoro has exclusive rights to development of all heavy oil in Salah ad Din Province in Iraq. From 1998-2001, Mr. Agolli was an international business and corporate development executive with Koch Industries Inc., the largest privately held company in North America. From March 2001 to December 2003 he was CEO of AnonimaPetroliItaliana (Albania), a subsidiary company of Api Spa, one of the largest refining and trading oil companies in Italy. Mr. Agolli owns approximately 1.5% of Sonoro’s issued and outstanding shares of common stock (based on the number of shares of common stock reported by Sonoro to be outstanding on December 31, 2012, which is the most recent report currently available).

Mr. Agolli started his career as a consultant for the World Bank in Washington DC in 1997. Mr. Agolli holds a Masters Degree in Management from Grand Valley State University in Michigan and an International Relations and Business Degree from the same university. He is a member of the Association of International Petroleum Negotiators, headquartered in Houston, Texas.

Mr. Agolli’s knowledge of the energy market and his entrepreneurial experience led us to the conclusion that he should be appointed as a director.

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

On April 17, 2012 the Company entered into an assignment agreement with Art Agolli, our sole executive officer and director, pursuant to which Mr. Agolli agreed to convey to the Company all of his right title and interest in a letter of intent with Sonoro, the holder of all of the legal and equitable rights and entitlements to a sonic reactor and technology that Sonoro developed for the treatment and upgrading of heavy oil by sonicated solvent de-asphalting (the “Assets and Technology”), in exchange for 20,000,003 (post-split) shares of our common stock having a value of $160,000. Thereafter, on July 27, 2012, we entered into an Asset Purchase and Sale Agreement with Sonoro in order to acquire a 60% ownership interest in Petrosonic Albania, sh.a. In exchange for the acquisition, we paid to Sonoro the following consideration: (i) CDN$250,000, (ii) a convertible debenture in the principal amount of CDN$250,000 (the “Debenture”) and (iii) a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which is defined as the date upon which we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired.

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

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$-
2011	$-

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Asset Purchase and Sale Agreement dated July 27, 2012(1)

3.1(a)	Articles of Incorporation(2)

3.1(b)	Amendments to Articles of Incorporation(3)

3.2	Bylaws(2)

4	Specimen stock certificate(2)

10.1	Declaration of Trust of Gerhard Schlombs(2)

10.2	Convertible Debenture issued on March 23, 2012 to Sierra Growth, Inc.**

10.3	Convertible Debenture issued on April 18, 2012 to Sierra Growth, Inc.**

10.4	Convertible Debenture issued June 6, 2012 to Westlake Advisors Corp.* *

10.5	Convertible Debenture issued June 21, 2012 to Jackson Bennett LLC**

10.6	Convertible Debenture dated June 6, 2012 issued to Artan Agolli**+

10.7	Form of Convertible Debenture dated July 27, 2012 issued to Sonoro Energy Ltd.(1)

10.8	Assignment of Shares of Common Stock dated April 17, 2012 from Art Agolli in favor of Bearing Mineral Exploration Inc.(6)

10.9	Non-Compete and Non-Solicitation Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.10	Consulting Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.11	Share Sale Contract dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.12	Form of Iraq License Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.13	Amended and Restated Employment Agreement dated January 1, 2013 between the registrant and Art Agolli**

10.14	Consulting Agreement dated April 26, 2013 between the registrant and StoryCorp Consulting, Inc.(8)

10.15	Consulting Agreement dated January 1, 2013 between the registrant and Benjamin L. Padnos**

10.16	Consulting Agreement with Ormont Investor Relations and Strategic Communications, LLC and assignment to Loma Management Partners Inc.(8)

10.17	Memorandum of Understanding dated September 15, 2012 between the registrant and Quadrise Canada Corporation**

10.18	Form of Securities Purchase Agreement dated January 16, 2013(7)

10.19	Form of Registration Rights Agreement dated January 16, 2013(7)

10.20	Form of Warrant dated January 16, 2013(7)

10.21	Enterprise Agreement between Petrosonic Albania sh.a and Pavli Vallja Company dated September 7, 2012**

10.22	Warrant dated September 5, 2012 for the purchase of 140,000 shares of common stock issued to Jackson Bennett LLC**

10.23	Warrant dated September 24, 2012 for the purchase of 200,000 shares of common stock issued to Jackson Bennett LLC**

14	Code of Ethics(5)

21	List of Subsidiaries**

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e) promulgated under the Securities Exchange Act of 1934*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer)*

*	Filed herewith.
**	Previously filed
+	Indicates a contract with management.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2012.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 19, 2008.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2012.
(4)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2013.
(5)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2009 filed with the Securities and Exchange Commission on January 27, 2010.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2013.
(8)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 27, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 21st  day of October 2013.

PETROSONIC ENERGY, INC.

By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer, President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 21 , 2013	/s/ Art Agolli
Art Agolli, Chief Executive Officer, President,
Principal Executive Officer, Principal Financial and Account Officer and Director

Dated: October 21 , 2013	/s/ Alfred Fischer
Alfred Fischer, Director

EXHIBIT INDEX

Ex. No.	Description

2.1	Asset Purchase and Sale Agreement dated July 27, 2012(1)

3.1(a)	Articles of Incorporation(2)

3.1(b)	Amendments to Articles of Incorporation(3)

3.2	Bylaws(2)

4	Specimen stock certificate(2)

10.1	Declaration of Trust of Gerhard Schlombs(2)

10.2	Convertible Debenture issued on March 23, 2012 to Sierra Growth, Inc.**

10.3	Convertible Debenture issued on April 18, 2012 to Sierra Growth, Inc.**

10.4	Convertible Debenture issued June 6, 2012 to Westlake Advisors Corp.* *

10.5	Convertible Debenture issued June 21, 2012 to Jackson Bennett LLC**

10.6	Convertible Debenture dated June 6, 2012 issued to Artan Agolli**+

10.7	Form of Convertible Debenture dated July 27, 2012 issued to Sonoro Energy Ltd.(1)

10.8	Assignment of Shares of Common Stock dated April 17, 2012 from Art Agolli in favor of Bearing Mineral Exploration Inc.(6)

10.9	Non-Compete and Non-Solicitation Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.10	Consulting Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.11	Share Sale Contract dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.12	Form of Iraq License Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.13	Amended and Restated Employment Agreement dated January 1, 2013 between the registrant and Art Agolli**

10.14	Consulting Agreement dated April 26, 2013 between the registrant and StoryCorp Consulting, Inc.(8)

10.15	Consulting Agreement dated January 1, 2013 between the registrant and Benjamin L. Padnos**

10.16	Consulting Agreement with Ormont Investor Relations and Strategic Communications, LLC and assignment to Loma Management Partners Inc.(8)

10.17	Memorandum of Understanding dated September 15, 2012 between the registrant and Quadrise Canada Corporation**

10.18	Form of Securities Purchase Agreement dated January 16, 2013(7)

10.19	Form of Registration Rights Agreement dated January 16, 2013(7)

10.20	Form of Warrant dated January 16, 2013(7)

10.21	Enterprise Agreement between Petrosonic Albania sh.a and Pavli Vallja Company dated September 7, 2012**

10.22	Warrant dated September 5, 2012 for the purchase of 140,000 shares of common stock issued to Jackson Bennett LLC**

10.23	Warrant dated September 24, 2012 for the purchase of 200,000 shares of common stock issued to Jackson Bennett LLC**

14	Code of Ethics(5)

21	List of Subsidiaries**

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934*

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e) promulgated under the Securities Exchange Act of 1934*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer)*

*	Filed herewith.
**	Previously filed
+	Indicates a contract with management.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2012.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 19, 2008.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2012.
(4)	Incorporated by reference to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 2013.
(5)	Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2009 filed with the Securities and Exchange Commission on January 27, 2010.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012.
(7)	Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2013.
(8)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on September 27, 2013.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Petrosonic Energy, Inc.

INDEX TO FINANCIAL STATEMENTS

ANNUAL FINANCIAL INFORMATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Petrosonic Energy, Inc. and Subsidiary

(a Development Stage Company)

Calgary, Canada

We have audited the accompanying consolidated balance sheet of Petrosonic Energy, Inc. and Subsidiary (collectively, “the Company” or “Successor”) as of December 31, 2012 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the period from August 1, 2012 through December 31, 2012. We have also audited the accompanying consolidated balance sheet of Petrosonic Albania, sh.a (“Predecessor”) as of December 31, 2011 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the period from January 1, 2012 through July 31, 2012, for the year ended December 31, 2011 and for the period from May 24, 2010 (inception) through July 31, 2012. These financial statements are the responsibility of the Company’s and Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
		(Restated)
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

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

May 24, 2010 (Inception) Through December 31, 2012

	Petrosonic Energy, Inc.
						Total
				Accumulated		Petrosonic		Total
			Additional	Other		Energy, Inc.’s		Stockholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Equity
	Shares	Amount	Capital	Income	Deficit	Equity	Interest	(Deficit)

Predecessor – Petrosonic Albania, SHA.
Balances at May 24, 2010	-	$-	$-	$-	$-	$-	$-	$-
Founder shares	40,000	1,025,600	(1,025,600)	-	-	-	-	-
Common stock issued to founder for license	60,000	1,538,400	(1,538,400)	-	-	-	-	-
Contributed capital	-	-	207,472	-	-	207,472	-	207,472
Foreign currency translation	-	-	-	69	-	69	-	69
Net loss	-	-	-	-	(19,796)	(19,796)	-	(19,796)
Balances at December 31, 2010 (Restated)	100,000	2,564,000	(2,356,528)	69	(19,796)	187,745	-	187,745
Contributed capital	-	-	327,578	-	-	327,578	-	327,578
Foreign currency translation	-	-	-	1,538	-	1,538	-	1,538
Net loss	-	-	-	-	(15,322)	(15,322)	-	(15,322)
Balances at December 31, 2011 (Restated)	100,000	2,564,000	(2,028,950)	1,607	(35,118)	501,539	-	501,539
Contributed capital	-	-	169,328	-	-	169,328	-	169,328
Foreign currency translation	-	-	-	108,666	-	108,666	-	108,666
Net loss	-	-	-	-	(8,544)	(8,544)	-	(8,544)
Balances at July 31, 2012 (Restated)	100,000	$2,564,000	$(1,859,622)	$110,273	$(43,662)	$770,989	$-	$770,989

Successor – consolidated
Balances at August 1, 2012	64,649,003	$64,649	$136,364	$-	$(333,817)	$(132,804)	$-	$(132,804)
Common stock and warrants sold for cash, net	5,650,000	5,650	1,383,850	-	-	1,389,500	-	1,389,500
Beneficial conversion feature	-	-	213,956	-	-	213,956	-	213,956
Foreign currency translation	-	-	-	28,312	-	28,312	-	28,312
Noncontrolling interest	-	-	-	-	-	-	308,396	308,396
Net loss	-	-	-	-	(262,914)	(262,914)	(9,898)	(272,812)
Balances at December 31, 2012	70,299,003	$70,299	$1,734,170	$28,312	$(596,731)	$1,236,050	$298,498	$1,534,548

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

Correction of Prior Year Information

During the audit of the Company’s consolidated financial statements for the year ended December 31, 2012, the Company identified an error in the accounting and presentation of the 40,000 common shares issued to the founders of the Predecessor entity, Petrosonic Albania, SHA, at inception. The 40,000 should have been shown as issued and outstanding at inception. In the previously presented financial statements of the Predecessor for the year ended December 31, 2011, 17 and 178 of these founder’s shares were presented as issued and outstanding during the years ended December 31, 2010 and 2011, respectively. This resulted in an adjustment to the previously reported amounts in the financial statements of the Predecessor for the year ended December 31, 2011. In accordance with the SEC’s Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to the prior reporting period affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the year ended December 31, 2012, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results for of the Predecessor for the year ended December 31, 2011.

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

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Purchase Price
Cash at closing	$250,000
Convertible note, net of discount	204,852
Total Purchase Price	$454,852

Assets Acquired and Liabilities Assumed:
Cash	$11,448
Accounts receivable	42,010
Property and equipment	722,473
Accounts payable and accruals	(4,942)
Non-controlling interest	(308,396)
462,593
Bargain Purchase Gain	(7,741)
Total Purchase Price	$454,852

NOTE 4 – Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2012 and 2011:

	Successor	Predecessor
	December 31, 2012	December 31, 2011
Construction in progress - machinery and equipment	$625,475	$495,985
Construction in progress - buildings	-	121,939
Buildings (10 year useful life)	121,939	-
less: accumulated depreciation	(12,194)	-
Total	$735,220	$617,924

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

At inception, AlbnaftaShpk was issued 40,000 common shares of the Predecessor, representing a 40% ownership. The shares were valued at $0 as their fair value at inception was determined to be nominal. From inception through July 31, 2012, AlbnaftaShpk contributed an aggregate of $704,378. AlbnaftaShpk is owned 100% by Art Agolli.

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

NOTE 8 - Income Taxes

The Company had an accumulated net operating loss of approximately $597,000 as of December 31, 2012 which begins to expire in 2023. The Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Deferred tax assets consisted of the following as of December 31, 2012 and 2011:

	Successor	Predecessor
	December 31, 2012	December 31, 2011
Net operating losses	$208,856	$3,512
Valuation allowance	(208,856)	(3,512)
Net deferred tax assets	$-	$-

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

