Form 10-Q
period 2013-09-30
PETROSONIC ENERGY, INC.
filed 2013-11-14
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 12, 2013 the issuer has 79,821,101 shares of common stock, par value $.001, issued and outstanding.

TABLE OF CONTENTS

		Pages
PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1

	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited)	F-1
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012 and from Inception (May 24, 2010) to September 30, 2013 (Unaudited)	F-2
	Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013 (Unaudited)	F-3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and from Inception (May 24, 2010) to July 31, 2012 (Unaudited)	F-4
	Notes to Unaudited Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	7

Item 4.	Controls and Procedures	7

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Mine Safety Disclosures	8

Item 5.	Other Information	8

Item 6.	Exhibits	9

SIGNATURES		10

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,140,929	$1,200,676
Receivable	-	106,666
Prepaid Expense	472,432	7,929
Inventory	65,829	-
Other Current Assets	24,243	-
Total current assets	1,703,433	1,315,271

Non-current assets:
Fixed assets - net	892,409	735,220
Land	70,000	-
Total assets	2,665,842	2,050,491

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$373,988	$21,099
Accounts payable to related parties	-	6,782
Accrued liabilities	110,524	112,909
Convertible debt, net of unamortized discounts of $0 and $239,847	-	175,153
Convertible debt to related parties	200,000	200,000

Total current liabilities	684,512	515,943

Stockholders’ Equity:
Common stock, $0.001 par value, 843,750,000 shares authorized, 79,596,654 and 70,299,003 shares issued and outstanding, respectively	$79,596	$70,299
Additional paid-in capital	4,913,021	1,734,170
Subscription note receivable	(140,000)	-
Deficit accumulated during the development stage	(2,771,406)	(596,731)
Accumulated other comprehensive (loss) income	(390,754)	28,312
Total Petrosonic Energy, Inc. stockholders’ equity	1,690,457	1,236,050
Non-controlling interest	290,873	298,498
Total stockholders’ equity	1,981,330	1,534,548
Total liabilities and stockholders’ deficit	2,665,842	2,050,491

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Nine Months Ended	August 1, 2012 Through	August 1, 2012 Through	July 1, 2012 Through	January 1, 2012 Through	May 24, 2010 (Inception) Through
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2013	July 31, 2012	July 31, 2012	July 31, 2012
	Successor	Successor	Successor	Successor	Predecessor	Predecessor	Predecessor

Revenues	$-	$-	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-	-	-

Gross profit	-	-	-	-	-	-	-

Operating expenses
Selling, General and Administrative	455,671	1,750,638	51,026	1,986,510	483	4,751	38,599
Depreciation and Amortization Expense	3,048	9,144	-	16,257	-	-	5,081

Total operating expenses	458,719	1,759,782	51,026	2,002,767	483	4,751	43,680

(Loss) income from operations	(458,719)	(1,759,782)	(51,026)	(2,002,767)	(483)	(4,751)	(43,680)

Other income (expense)
Interest income	-	-		14	-	-	18
Interest Expense	(5,041)	(394,435)	(12,869)	(432,017)	-	-	-
Bargain purchase gain	-	-	89,553	7,741	-	-	-
Loss on extinguishment of debt	-	(28,083)		(28,083)	-	-	-
Foreign currency translation adjustment	-	-		-	-	-	-
Total other income (expense)	(5,041)	(422,518)	76,684	(452,345)	-	-	18

Net Income(Loss)	(463,760)	(2,182,300)	25,658	(2,455,112)	$(483)	$(4,751)	$(43,662)

Net income (loss) attributable to non-controlling interest	(2,540)	7,625	65,506	17,523

Net loss (Income) attributable to Petrosonic Energy, Inc	$(466,300)	$(2,174,675)	$91,164	$(2,437,589)

Basic and diluted net loss per share	$(0.01)	$(0.03)	$0.00

Basic and diluted weighted average common shares outstanding	79,552,468	78,850,449	64,807,689

Other Comprehensive Income (Loss):

Net income (loss)	$(463,760)	$(2,182,300)	$25,658	$(2,455,112)	$(483)	$(4,751)	$(43,662)

Foreign currency translation adjustment	(215,976)	(419,066)	47,243	(390,754)	(865)	(3,403)	110,273

Comprehensive (loss) income	(679,736)	(2,601,366)	72,901	(2,845,866)	$(1,348)	$(8,154)	$66,611

Comprehensive income (loss) attributable to noncontrolling interest	(2,540)	7,625	65,506	17,523

Comprehensive income(loss) attributable to Petrosonic Energy, Inc.	$(682,276)	$(2,593,741)	138,407	$(2,828,343)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock			Subscription			Petro
	Shares	Amount	APIC	Receivable	OCI	Deficit	Total	NCI	Total
Balances, December 31, 2012	70,299,003	$70,299	$1,734,170	$-	$28,312	$(596,731)	$1,236,050	$298,498	$1,534,548
Shares issued for cash, net	7,080,000	7,080	1,710,920	-	-	-	1,718,000	-	1,718,000
Shares issued for subscription receivable	560,000	560	139,440	(140,000)	-	-	-	-	-
Shares issued for conversion of notes	707,405	707	176,145	-	-	-	176,852	-	176,852
Shares issued for services	950,246	950	837,503	-	-	-	838,453	-	838,453
Beneficial conversion feature	-	-	165,000		-	-	165,000	-	165,000
Warrants issued for services	-	-	149,843	-	-	-	149,843	-	149,843
Foreign currency translation	-	-	-	-	(419,066)	-	(419,066)	-	(419,066)
Net loss	-	-	-	-	-	(2,174,675)	(2,174,675)	(7,625)	(2,182,300)

Balances, September 30, 2013	79,596,654	$79,596	$4,913,021	$(140,000)	$(390,754)	$(2,771,406)	$1,690,457	$290,873	$1,981,330

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

	Nine Months Ended	August 1, 2012 Through	August 1, 2012 Through	January 1, 2012 Through	May 24, 2010 (Inception) Through
	September 30, 2013	September 30, 2012	September 30, 2013	July 31, 2012	July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES	Successor	Successor	Successor	Predecessor	Predecessor
Net income (loss)	(2,182,300)	25,658	(2,455,112)	(4,751)	(43,662)
Adjustments to reconcile net income (loss ) to net cash used in operating activities:
Depreciation expense	9,144	-	16,257	-	5,081
Amortization of debt discounts	376,764	-	396,372	-	-
Loss on extinguishment of debt	28,083	-	28,083	-	-
Bargain purchase gain- Albania	-	(89,553)	(7,741)	-	-
Shares issued for services	838,454	-	838,454	-	-
Stock Warrant issued for services	149,843	-	149,843
Changes in operating assets and liabilities:		-	-	-	-
Accounts receivable	106,666	-	42,010	-	(42,010)
Inventory	(65,829)	-	(65,829)	-	-
Prepaid expenses	(489,503)	-	(497,432)	-	-
Value added taxes receivables	-	(1,635)	-	42,227	-
Accounts payable and accruals	362,356	41,906	466,482	(194,370)	4,942
Accounts payable to related parties	(6,782)	-	-	-	-
CASH USED IN OPERATING ACTIVITIES	(873,105)	(23,624)	(1,088,614)	(156,894)	(75,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of Albania	-	(250,000)	11,448	-	-
Cash received in acquisition	-	11,524	-	-	-
Cash paid for purchase of land	(70,000)	-	(70,000)	-	-
Cash paid for purchase of fixed assets	(154,139)	(53,945)	(154,139)	-	(731,129)
CASH USED IN INVESTING ACTIVITIES	(224,139)	(292,421)	(212,691)	-	(731,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net	1,718,000	170,000	3,107,500	-	-
Borrowings on debt	-	250,000	-
Principal payments debt	(250,000)	-	(250,000)	-	-
Contributed capital	-	(5,104)	-	164,888	704,378
CASH PROVIDED BY FINANCING ACTIVITIES	1,468,000	414,896	2,857,500	164,888	704,378

Effects of foreign exchange on cash	(430,503)	42,491	(422,402)	1,875	113,924

NET DECREASE IN CASH	(59,747)	141,342	1,133,793	9,869	11,524
CASH AT BEGINNING OF YEAR	1,200,676	7,123	7,136	1,655	-
CASH AT YEAR END	$1,140,929	$148,465	$1,140,929	$11,524	$11,524

NON-CASH TRANSACTIONS
Beneficial conversion feature	165,000	-	378,956
Common stock issued for note receivable	140,000	-	140,000
Common stock issued for debt and interest	176,852	-	176,852
Deposit used for acquisition of Albania	-	-	250,000
Convertible debt issued for acquisition of Albania, net of discount	-	250,000	204,852

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

The financial statements included herein for the period from May 24, 2010 through July 31, 2012 are the financial statements of Petrosonic Albania, Sha. (“Predecessor”). The consolidated financial statements included herein for the period from August 1, 2012 through September 30, 2013 are the consolidated financial statements of Petrosonic Energy, Inc. and its 60% owned subsidiary, Petrosonic Albania, Sha. (collectively, “Successor”).

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of Petrosonic Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, as filed with the SEC on Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended December 31, 2012, as reported in the Form 10-K, have been omitted.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company and its 60% owned subsidiary, Petrosonic Albania, Sha. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2:	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has suffered recurring net losses since inception, has an accumulated deficit at September 30, 2013 and does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

During the nine months ended September 30, 2013, $6,782 was repaid to our former President for funds previously advanced to the Company for working capital.

On June 6, 2012, we borrowed $200,000 from our President under a convertible debenture. The convertible debenture is unsecured, originally matured on June 6, 2013 and bears interest at 10%. On June 5, 2013 the maturity date of the debenture was extended to June 6, 2014. At any time prior to the maturity date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000, our President may elect to convert the debenture in whole or in part into common shares at the same price any shares are sold, or in the case of a convertible debenture, the price of the shares issuable upon conversion. During 2012, the Company raised more than $500,000 and this note became convertible at $0.25 per share. The outstanding unpaid balance under this note was $200,000 as of September 30, 2013 and December 31, 2012.

NOTE 4:	Convertible Debt

On March 1, 2013, the holders of the notes with an aggregate principal amount of $165,000 waived their rights to convert the notes at $0.1875 per share and agreed to convert the notes at $0.25 per share. The Company evaluated the effect of the waivers and determined that the incremental change in the fair value of the conversion options was more than 10% of the carrying value of the debt. Therefore, the effect of the waivers was considered substantial and qualified as an extinguishment of debt. The extinguishment resulted in a loss on the extinguishment of debt totaling $28,083 during the nine months ended September 30, 2013. As a result of the waivers the Company evaluated the notes for beneficial conversion features and determined that beneficial conversion features exist. The intrinsic value of the beneficial conversion features was determined to be $165,000 and it was recorded as a discount on the notes.

During the nine months ended September 30, 2013, an aggregate of $165,000 of principal and $11,852 of interest was converted into 707,405 common shares.

NOTE 5:	Stockholders’ Equity

During the nine months ended September 30, 2013, the Company sold an aggregate of 7,080,000 common shares in a private placement for cash proceeds of $1,718,000, net of issuance costs paid in cash of $52,000. The Company also issued an aggregate of 52,000 common stock warrants as payment of additional commissions. The warrants vest immediately, are exercisable at $0.50 per share and have a term of two years from the issue date. This was part of an offering that began in the fourth quarter of 2012.

During the nine months ended September 30, 2013, the Company issued 560,000 common shares in exchange for a subscription note receivable of $140,000. The subscription note receivable bears interest at a rate of 5%, is due on July 16, 2013, and is secured by a total of 600,000 common shares of Company, 40,000 of which were previously issued to the investor. The Company is continuing to work with the subscriber to complete this transaction.

During the nine months ended September 30, 2013, the Company issued an aggregate of 707,405 common shares for the conversion of $165,000 of debt and $11,852 of interest (see Note 4).

On January 1, 2013, the Company entered into a one year agreement with a firm that provides strategic investor relations services. In connection with the agreement, the Company issued 270,000 shares of common stock to the firm. In the event that the agreement is cancelled during its term, the Company may repurchase for the sum of $1.00 the remaining shares that would have otherwise been earned by the firm during the remainder of the term. The shares are earned in equal monthly installments of 22,500 each beginning on January 1, 2013. As of February 13, 2013, the agreement was assigned to another entity affiliated with the original firm. The fair value of the shares will be determined upon the completion of the services. During the nine months ended September 30, 2013, $145,238 in fair value was recognized under this award. The fair value of the unvested portion as of September 30, 2013 was determined to be $22,950 which will be recognized over the remaining service period.

On January 11, 2013, the Company entered into a one-year agreement with a firm that provides legal services. In connection with the agreement, the Company agreed to issue 900,000 shares of common stock to the firm. The shares of common stock are to be issued in quarterly installments beginning in April 2013. Under certain circumstances as described in the agreement, the number of shares may be adjusted based on the type and amount of services provided by the firm. The fair value of the shares will be determined upon the completion of the services. During the nine months ended September 30, 2013, $449,764 in fair value was recognized under this award. The fair value of the unvested portion as of September 30, 2013 was determined to be $89,110 which will be recognized over the remaining service period. As of September 30, 2013, 500,000 shares have been issued under this agreement.

On January 15, 2013, the Company entered into a one-year agreement with an individual for consulting services. In connection with the agreement, the Company agreed to issue 100,000 shares of common stock to the individual. The shares of common stock are to be issued in quarterly installments beginning in April 2013. The fair value of the shares will be determined upon the completion of the services. During the nine months ended September 30, 2013, $49,849 in fair value was recognized under this award. The fair value of the unvested portion as of September 30, 2013 was determined to be $9,901 which will be recognized over the remaining service period. As of September 30, 2013, 25,000 shares have been issued under this agreement.

On April 26, 2013, the Company entered into a consulting agreement, dated April 24, 2013, with a firm that provides finance, accounting and management services, with specific services described in the agreement. The agreement does not have a fixed term but can be terminated by the Company upon 30 days notice. As compensation, upon execution of the agreement, the consultant is to be paid $10,000, either in cash or in a combination of $7,500 in cash and $2,500 in restricted common stock, with the number of shares calculated based on a price that is 80% of the volume weighted average price of the Company’s stock for the prior month, with a $0.01 minimum price, at the Company’s election. The Company paid this initial compensation in cash. Subsequently, the consultant is to be compensated on a monthly basis beginning June 1, 2013 with a fee of $7,500 per month. At the Company’s election, the monthly fee can be paid all in cash or in a combination of $5,000 in cash and $2,500 in restricted common stock of the Company. The number of shares to be issued is calculated based on a share price of 80% of the volume weighted average price of the Company’s common stock for the prior month, with a $0.01 minimum price. In addition, the consultant will be entitled to quarterly bonuses payable in cash or restricted stock at the sole discretion of the Company. For services outside of those described in the agreement, the consultant will charge the Company at the rate of $250 per hour, payable 50% in cash and 50% in restricted common stock, using the same computation of shares as used for the quarterly payments. No common shares have been issued under this agreement.

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

Subsequent to September 30, 2013, the Company issued a total of 225,000 shares of common stock for services.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report and the documents incorporated by reference herein contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. We have based these statements on our beliefs and assumptions, based on information currently available to us. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this report. In particular, these include statements relating to future financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q as well asour audited financial statements and related notes included in our annual report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

OVERVIEW

We are a development stage company focused on the treatment and upgrading of heavy oil by sonicated solvent de-asphalting. We are in the process of bringing online our first facility located in Albania, which is expected to be able to process and de-asphalt up to 1,000 barrels per day of heavy oil. We have not generated any revenue since inception. We plan to generate revenue by integrating our system into oil producer treatment facilities as well as by developing our own stand-alone processing facility. We have funded our operations to date through the issuance of convertible debentures and sales of shares of our common stock. During the nine months ended September 30, 2013, we engaged in the following transactions to purchase services or provide funding for our operations:

●	On January 1, 2013, we entered into a one year agreement with a firm that provides strategic investor relations services. In connection with the agreement, we agreed to issue 270,000 shares of common stock to the firm. In the event that the agreement is cancelled, we may repurchase for the sum of $1.00 all of the remaining shares that would have otherwise been earned by the firm during the remainder of the term. The common stock is to be issued in equal monthly installments of 22,500 shares each beginning in January 2013.

●	On January 11, 2013, we entered into a one year agreement with a firm that provides legal services. In connection with the agreement, we agreed to issue 400,000 shares of common stock to the firm. The shares of common stock are to be issued in quarterly installments beginning in April 2013. Under certain circumstances as described in the agreement, the number of shares may be adjusted based on the type and amount of services provided by the firm. We also agreed to issue up to 500,000 additional shares for work related to the preparation of a registration statement.

●	On January 15, 2013, we entered into a one year consulting agreement with an individual for the purpose of providing financial and investor relations services to us. In connection with the agreement, we agreed to issue 100,000 shares of common stock to the individual. The shares are to be issued in four quarterly installments beginning in April 2013.

●	During January 2013, we sold 7,640,000 shares of common stock in a private placement with certain accredited investors. In consideration for the issuance of these shares, we received aggregate net cash proceeds of $1,718,000, and a note receivable for $140,000. The note bears interest at a rate of 5%, is due on September 30, 2013, and is secured by 600,000 shares of our common stock issued to the investor. We paid commissions of $52,000 in cash, and issued an aggregate of 52,000 common stock warrants, exercisable at a price of $0.50 per share, and with a term of two years from the issue date.

●	On March 1, 2013 and March 25, 2013, four convertible debentures together with accrued interest were converted into shares of our common stock pursuant to the right of conversion of each of the convertible debentures. In connection with the conversions, we issued an aggregate of 707,405 shares of common stock.

●	On April 26, 2013, we entered into a consulting agreement, dated April 24, 2013, with a firm that provides finance, accounting and management services. The agreement does not have a fixed term but can be terminated by the Company upon 30 days notice. As compensation, upon execution of the agreement, the consultant is to be paid $10,000, either in cash or in a combination of $7,500 in cash and $2,500 in restricted common stock with the number of shares calculated based on a price that is 80% of the volume weighted average price of the our stock for the prior month, with a $0.01 minimum price, at our election. We paid the initial compensation in cash. The consultant is to be compensated on a monthly basis beginning June 1, 2013 with a fee of $7,500 per month. We may elect to pay the monthly fee in cash or in a combination of $5,000 in cash and $2,500 in shares of our restricted common stock. The number of shares to be issued is calculated based on a share price of 80% of the volume weighted average price of our common stock for the prior month, with a $0.01 minimum price. In addition, at our discretion, the consultant will be entitled to quarterly bonuses payable in cash or in shares of our restricted common stock. For services outside of those described in the agreement, the consultant will charge us at the rate of $250 per hour, payable 50% in cash and 50% in restricted common stock, using the same computation of shares as used for the quarterly payments. No common shares have been issued under this agreement.

●	On April 19, 2013, we entered into a one-year investment banking services agreement. As compensation, upon execution of the agreement, we issued 150,000 common shares and a warrant for the purchase of 150,000 shares of our common stock exercisable at $0.75 per share with a term of 5 years. The consultant is entitled to a cash commission of 8% of the gross proceeds of any financing transaction the consultant brings to us plus a warrant for the purchase of a number of shares of common stock equal to 10% of the gross proceeds. The warrant will be exercisable at the price per share paid by participants in the financing transaction and have a term of 5 years.

Recent Events

Our plant in Albania has completed installing the equipment necessary to begin emulsifying fuel oil and we received the fire permit that is required before we can undertake emulsification processing. On April 10, 2013 we announced the execution of a Master Toll Services Agreement with IDK Petrol Albania sh.a (“IDK”), an Albanian energy company. Under the agreement, IDK engaged us as a processor and producer of heavy hydrocarbon emulsion fuel oil and emulsified bitumen from heavy oil and agreed to pay us per barrel fees based on both the quantity of oil to be processed and the quality of the end product produced. Pricing of the processed oil, delivery dates and specifications, among other terms, will be determined at the time each purchase order is issued. The Master Toll Services Agreement does not require IDK to provide a minimum amount of feedstock during the term of the agreement. We are currently working with IDK to modify the characteristics of the oil generated by the process, which requires additional testing. We are also in discussions with other companies in an effort to increase our production capacity and generate further revenues from our emulsion facility. We expect to begin generating revenues from emulsification processing in the fourth quarter of 2013. We earned no revenues from this agreement through September 30, 2013.

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

We expect to generate revenue during 2013 from emulsification processing and to complete the construction and permitting of our heavy oil de-asphalting facility in Albania. Thus far, we have spent $500,000 on the construction of the facility in Albania, and we anticipate that the cost to complete the construction will be approximately $1.7 million. We do not have any commitments for financing, either now or in the future. Once this milestone is achieved, we intend to seek a reputable processor of heavy oil as a joint venture partner and to start building another facility located in Alberta, Canada or another jurisdiction with large heavy oil production and reserves. Our goals in 2013 and 2014 are to complete construction of the de-asphalting facility in Albania, to begin to generate revenue from both the emulsification processing and from the de-asphalting sonication process and to begin to expand our operations into other countries. Ultimately, we expect to generate revenue by licensing our technology to third parties, forming joint ventures to build more processing facilities and through our own stand alone toll processing facilities. We cannot guarantee that our operations will generate significant revenue.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. See Note 1 to our audited financial statements included in our Annual Report on Form 10-K for a more complete description of our significant accounting policies.

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

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were not impaired as of December 31, 2012 or September 30, 2013.

Research and development

Costs incurred in connection with the development of new products and processing methods are charged to selling, general and administrative expenses as incurred.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

RESULTS OF OPERATIONS

Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

We did not generate any revenue for the quarters ended September 30, 2013 or September 30, 2012.

General and administrative expenses were $455,671 for the three months ended September 30, 2013. Our operating expenses were comprised of costs for legal services in the amount of $159,905, or approximately 36% of our operating expenses, and for audit and related fees of $22,970, or approximately 5% of our operating expenses. Legal and accounting costs related to public company compliance matters and to the preparation and filing of a resale registration statement covering the common stock purchased by the investors in the offering we completed in January 2013. We were contractually obligated to file the registration statement. In addition, we recognized depreciation expense of $3,048 for the three months ended September 30, 2013. Operating expenses during the three months ended September 30, 2012 totaled $51,509. As noted above, operating expenses increased in connection with the development and implementation of our business plan.

Our loss from operations of $458,719 resulted from the operating expenses we incurred, as described above. Loss from operations for the quarter ended September 30, 2012 was $51,509.

Interest expense was $5,041 for the quarter ended September 30, 2013. Interest expense for the quarter ended September 30, 2012 was $12,869.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net loss attributable to non-controlling interest of $2,540 reflects the portion of the net loss of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the quarter ended September 30, 2013. Albnafta is a body corporate under the laws of Albania which is wholly-owned by our Chief Executive Officer, Art Agolli. There was no comparable loss for the period ended September 30, 2012.

The net loss attributable to Petrosonic Energy, Inc. for the quarter ended September 30, 2013 of $466,300 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the loss attributable to the non-controlling interest described above. The net income for the quarter ended September 30, 2012 was $25,175.

Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

We did not generate any revenue for the nine months ended September 30, 2013 or September 30, 2012.

General and administrative expenses were $1,750,638 for the nine months ended September 30, 2013. Our operating expenses were comprised of costs for legal services in the amount of $746,150, or approximately 43% of our operating expenses, for banking and advisory services in the amount of $394,950, or approximately 23% of our operating expenses,for compensation in the amount of $121,212, or approximately 7% of our operating expenses, for transfer agent and filing fees in the amount of $80,507, or approximately 5% of our operating expenses, for audit and related fees of $78,470, or approximately 4% of our operating expenses, for repair and maintenance services in the amount of $68,388, or approximately 4% of our operating expenses, for office expanses in the amount of $39,758, or approximately 2% of our operating expenses, for accounting services in the amount of $36,000, or approximately 2% of our operating expenses, and for travel and entertainment in the amount of $33,727, or approximately 2% of our operating expenses. We also spent approximately $22,000 for insurance and $24,000 for investor relations services. Legal and accounting costs related to public company compliance matters and to the preparation and filing of a resale registration statement covering the common stock purchased by the investors in the offering we completed in January 2013. We were contractually obligated to file the registration statement. In addition, we recognized depreciation expense of $9,114 for the nine months ended September 30, 2013. Operating expenses during the nine months ended September 30, 2012 totaled $55,777. As noted above, operating expenses increased during the nine months ended September 30, 2013 in connection with the development and implementation of our business plan following our purchase of assets and technology from Sonoro Energy, Ltd.

Our loss from operations of $1,759,782 resulted from the operating expenses we incurred, as described above. Loss from operations for the nine months ended September 30, 2012 was $55,777.

Interest expense was $394,435 for the nine months ended September 30, 2013. Interest expense for the nine months ended September 30, 2012 was $12,869.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net income attributable to non-controlling interest of $7,625 reflects the portion of the net income of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the nine months ended September 30, 2013. There was no comparable income for the nine months ended September 30, 2012.

The net loss attributable to Petrosonic Energy, Inc. for the nine months ended September 30, 2013 of $2,174,675 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the income attributable to the non-controlling interest described above. The net income for the nine months ended September 30, 2012 was $91,164.

Liquidity and Capital Resources

As of September 30, 2013, we had cash of $1,140,929 compared with $1,200,676 at December 31, 2012. As of September 30, 2013, we had total current assets of $1,703,433 and total current liabilities of $684,512, resulting in a working capital balance of $1,018,921 on that date. We have incurred an accumulated deficit during the development stage of $2,771,406.

Operating activities for the nine months ended September 30, 2013 resulted in net cash used of $873,105 compared with cash used in operations for the nine months ended September 30, 2012 of $180,518. The increase in the use of cash was attributable primarily to the increase in operating costs and increased interest expense during the nine months ended September 30, 2013, combined with a use of cash for the acquisition of prepaid expenses and inventory. For the nine months ended September 30, 2012, cash used in operating activities resulted from an increase in accounts payable.

Investing activities for the nine months ended September 30, 2013 resulted in net cash used of $224,139 during the nine months ended September 30, 2013 compared with cash used for investing activities for the nine months ended September 30, 2012 of $292,421. The cash used for investing activities resulted from cash paid for the acquisition of property, land and equipment during the nine months ended September 30, 2013.

Financing activities for the nine months ended September 30, 2013 resulted in net cash provided of $1,468,000 in the nine months ended September 30, 2013 compared with cash provided by financing activities for the nine months ended September 30, 2012 of $579,784. The increase reflects $1,718,000 in net proceeds from the sale of common stock offset by cash payments of $250,000 on convertible debt in 2013.

Effects of foreign exchange on cash. The effects of foreign exchange resulted in a negative effect on cash of $430,503 during the nine months ended September 30, 2013 compared with a positive effect of $44,366 during the nine months ended September 30, 2012. The change reflects the effects of the variability in the rates of exchange of the various currencies in which the Company transacted business during the periods presented.

We will need to raise additional funds in order to continue operations and continue to execute on our business plan. Our cash needs are primarily for working capital to fund our operations, including the anticipated cost to complete the construction of our facility in Albania, which we estimate will be approximately $1.7 million, and for capital equipment used in heavy oil processing. We have funded our operations through a variety of debt and equity financings. We presently operate with a level of overhead consistent with our current needs, but we will need to raise additional capital until our business generates revenues sufficient to support our operations, which may never occur. We do not have any committed current or future sources of financing. Our management is exploring a variety of options to meet our future cash requirements, including the possibility of debt financings, equity financings, and business combinations. If we fail to obtain the financing necessary to continue to execute on our business plan, we may be forced to reduce operations or possibly to cease operations.

Trends, Events and Uncertainties

On April 3, 2013 the Alberta Securities Commission issued a cease trade order against us because we failed to file an annual information form (“AIF”) for the year ended December 31, 2012. We filed the AIF on May 3, 2013. Thereafter, we made an application to the Alberta Securities Commission to revoke the cease trade order. The Alberta Securities Commission advised that they would not be in a position to revoke the cease trade order on the basis that we are the subject of an ongoing investigation by the Enforcement Department of the Alberta Securities Commission. The investigation concerns trading and promotional activity related to our securities. The cease trade order requires that trading or purchasing cease in respect of any of our securities until the order has been revoked or varied. We are cooperating with the Alberta Securities Commission in the investigation. If the cease trade order is not revoked by the time we need to raise additional capital, we may be unable to engage in sales of our securities to raise money. In that case, unless we are able to find other methods of financing such as, for example, finding a partner with the financial means to pay for some or all of the construction, we may not have the resources to complete the facility in Albania.

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

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

●	Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

●	We did not maintain proper segregation of duties for the preparation of our financial statements – The majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

I.)	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

II.)	Lack of control over preparation of financial statements, and proper application of accounting policies.

●	We lack sufficient information technology controls and procedures – As of September 30, 2013, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

●	Lack of formal review process that includes multiple levels of review, resulting in several audit adjustments.

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 which we filed with the Securities and Exchange Commission on May 3, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of Petrosonic Energy, Inc. (1)

3.1.1	Articles of Amendment to Articles of Incorporation of Petrosonic Energy, Inc. (2)

3.2	Bylaws, as amended (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (Unaudited); (ii) Consolidated Statements of Operations (Unaudited); (iii) Consolidated Statement of Stockholders’ Equity (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Consolidated Financial Statements.*+

*Filed herewith

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 19, 2008.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.

+ In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSONIC ENERGY, INC.
(Registrant)

Date: November 14, 2013	By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer and Principal Financial Officer

