Form 10-K/A
period 2012-12-31
PETROSONIC ENERGY, INC.
filed 2013-11-26
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 4

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

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 4 to Form 10-K is to re-file exhibit 10.8 in its entirety.

2

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Asset Purchase and Sale Agreement dated July 27, 2012(1)

3.1(a)	Articles of Incorporation(2)

3.1(b)	Amendments to Articles of Incorporation(3)

3.2	Bylaws(2)

4	Specimen stock certificate(2)

10.1	Declaration of Trust of Gerhard Schlombs(2)

10.2	Convertible Debenture issued on March 23, 2012 to Sierra Growth, Inc.**

10.3	Convertible Debenture issued on April 18, 2012 to Sierra Growth, Inc.**

10.4	Convertible Debenture issued June 6, 2012 to Westlake Advisors Corp.**

10.5	Convertible Debenture issued June 21, 2012 to Jackson Bennett LLC**

10.6	Convertible Debenture dated June 6, 2012 issued to Artan Agolli**+

10.7	Form of Convertible Debenture dated July 27, 2012 issued to Sonoro Energy Ltd.(1)

10.8	Assignment of Shares of Common Stock dated April 17, 2012 from Art Agolli in favor of Bearing MineralExploration Inc.*(Refiled)

10.9	Non-Compete and Non-Solicitation Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.10	Consulting Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.11	Share Sale Contract dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.12	Form of Iraq License Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd.(1)

10.13	Amended and Restated Employment Agreement dated January 1, 2013 between the registrant and Art Agolli**

10.14	Consulting Agreement dated April 26, 2013 between the registrant and StoryCorp Consulting, Inc.(8)

10.15	Consulting Agreement dated January 1, 2013 between the registrant and Benjamin L. Padnos**

10.16	Consulting Agreement with Ormont Investor Relations and Strategic Communications, LLC and assignment to Loma Management Partners Inc.(9)

10.17	Memorandum of Understanding dated September 15, 2012 between the registrant and Quadrise Canada Corporation**

10.18	Form of Securities Purchase Agreement dated January 16, 2013(7)

10.19	Form of Registration Rights Agreement dated January 16, 2013(7)

10.20	Form of Warrant dated January 16, 2013(7)

10.21	Enterprise Agreement between Petrosonic Albania sh.a and Pavli Vallja Company dated September 7, 2012**

10.22	Warrant dated September 5, 2012 for the purchase of 140,000 shares of common stock issued to Jackson Bennett LLC**

10.23	Warrant dated September 24, 2012 for the purchase of 200,000 shares of common stock issued to Jackson Bennett LLC**

14	Code of Ethics(5)

21	List of Subsidiaries**

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934**

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e) promulgated under the Securities Exchange Act of 1934**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer)**

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

(6) Intentionally omitted.

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

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 26th day of November 2013.

PETROSONIC ENERGY, INC.

By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer, President and Principal Financial Officer

4