Form 10-K
period 2013-12-31
PETROSONIC ENERGY, INC.
filed 2014-04-11
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

At March 28, 2014, there were 79,821,654 shares of the registrant’s common stock outstanding.

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

PART I

Overview of Our Business

History and Incorporation

References in the discussion below to “we,” “our,” “us” or the “Company” refer to Petrosonic Energy, Inc. (previously Bearing Mineral Exploration, Inc.), a Nevada corporation and its majority-owned subsidiary, Petrosonic Albania Sha. sometimes referred to as “Petrosonic Albania” or “Petrosonic”, a body corporate under the laws of Albania. The outstanding capital stock of Petrosonic Albania is owned 60% by the Company and 40% by Albnafta, a corporate entity under the laws of Albania. Albnafta is wholly-owned by our Chief Executive Office and director, Art Agolli.

We were incorporated in the State of Nevada on June 11, 2008 under the name “Bearing Mineral Exploration, Inc.”. We were organized for the purpose of conducting gold exploration activities on a mineral claim located in the Province of Newfoundland, Canada. We were not able to establish the existence of a commercially minable gold deposit and sought other viable business opportunities. We were a shell corporation prior to July 27, 2012 when, as described below, we acquired from Sonoro Energy Ltd. certain technology and equipment relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting.

On April 17, 2012 we issued 20,000,003 (post-split) shares of our common stock to Art Agolli, then our sole officer and director, in exchange for all of his right, title and interest in a letter of intent with Sonoro Energy Ltd. (“Sonoro”), a Canadian publicly traded company (TSX-V:SNV) based in Calgary, Alberta, Canada. Sonoro was the holder of all of the legal and equitable rights and entitlements to a sonic reactor and technology that it developed for the treatment and upgrading of heavy oil by sonicated solvent de-asphalting. Mr. Agolli owns 3,779,500 shares, or approximately 1.4%, of Sonoro’s issued and outstanding shares of common stock (based on the number of shares of common stock reported by Sonoro to be outstanding on September 30, 2013, which is the most recent report currently available) and from time to time he provides business development consulting services to Sonoro.

On May 16, 2012, we effected an 11.25-for-1 forward stock split of our common stock and an increase in our authorized number of common shares to 843,750,000. Additionally, on May 16, 2012, we changed our name to “Petrosonic Energy, Inc.” to better reflect our new business direction.

Sonoro – Asset Purchase

On July 27, 2012, pursuant to the terms of an Asset Purchase and Sale Agreement (the “Purchase Agreement”) we acquired certain assets from Sonoro, including technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, two sonic reactors, one located in Albania and one located in Richmond, British Columbia, Canada, and a solvent recovery system, originally located in or around Turin, Italy, which has been moved to our facility in Albania. On the same day, pursuant to the terms of a Share Purchase Agreement with Sonoro, we acquired 60,000 shares of Petrosonic Albania Sha.

Pursuant to the terms of the Purchase Agreement with Sonoro, in exchange for the assets, we: (i) paid CDN$250,000 in June 2012, (ii) issued a convertible debenture in the principal amount of CDN$250,000, which was repaid in January 2013 and (iii) agreed to a 10% royalty interest in our realized net revenues for a period of 10 years from the time we commence commercial operations, which occurs when we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired.

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

The Purchase Agreement contained a clause that required us to commence commercial operations (which occurs when we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired) in any one jurisdiction (with the exception of Iraq) within two years of the closing date. If we are unable to comply with this requirement, then Sonoro would have the option to repurchase the technology from the Company for $1.00 (the Repurchase Clause”). Upon extensive testing of the Sonoro assets after the closing date, we determined that additional development was required to bring the purchased assets to the specifications that we were promised by Sonoro. We corrected the failures of the purchased assets and we are currently in discussions with Sonoro to mutually resolve our differences, including the elimination of the Repurchase Clause. If we are unable to resolve our differences amicably, we will consider pursuing our legal and equitable remedies.

Quadrise – Memorandum of Understanding

On September 15, 2012, we signed a memorandum of understanding with Quadrise Canada Corporation, a private emulsion technology company for the upstream and downstream oil industry that has an exclusive license in a heavy crude and asphaltene emulsification technology (hereinafter “Quadrise”). The technology enables us to convert de-asphalted oil and asphaltenes into readily marketable emulsified fuel oil and high-end asphalt. In accordance with the agreement, Quadrise licensed to us, on an exclusive basis, the right to use the technology in Albania and for projects to be determined in Iraq. The license also allows us to expand our use of the technology into other jurisdictions, subject to Quadrise’s rights. In accordance with the memorandum of understanding, Quadrise delivered to our plant in Albania a manufacturing unit capable of delivering 120 bbl/hour of feedstock. On June 10, 2013 we successfully completed our first emulsification test and processed and delivered our first synthetic fuel oil in accordance with a Master Toll Services Agreement dated April 3, 2013 that we signed with IDK Petrol Albania Sha., an Albanian energy company (“IDK Petrol”). Our plant has the capacity to process 3,000 barrels of oil per day with this technology. Through March 1, 2014 we have emulsified approximately 200 barrels of crude oil using this process.

Summary of Technology and Operations

Following the consummation of these transactions, our operations consist of both heavy oil emulsification, wherein we use the technology licensed to us by Quadrise to make heavy crude oil less viscous so that it can be used for fuel oil and, once our facility in Albania is complete, we will begin upgrading heavy crude oil with the sonication technology we acquired from Sonoro. This process will not only reduce viscosities, but will separate and remove asphaltenes from heavy crude oil. Asphaltenes are defined by scientists as any petroleum product that dissolves in toluene, but doesn’t dissolve in pentane or heptane solutions. Among the asphaltenes found in heavy crude oil are sulfur, vanadium and nickel. As of March 1, 2014 our facility in Albania was completed, and ready to begin de-asphalting operations. We expect to commence operations during the second quarter of 2014, pending the resolution of a taxation issue with the government of Albania.

For the period ended December 31, 2013, we earned no revenue and have accumulated losses since inception. Even though we are now ready to begin heavy oil emulsification operations, we expect to generate operating losses during some or all of our planned development stages, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements and to raise additional capital, which may likely involve the further issuance of capital stock, and the success of our future operations.

Sonication Operation Plans and Business Focus

API gravity is a measure of how heavy or light a petroleum liquid is compared to water, one of the qualitative measures for crude oil. The technology we acquired relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting improves heavy oil densities by 6 to 15 API from as low as 8 API, reduces viscosities of oil by 99% to pipeline specifications and reduces sulfur and heavy metals by over 50%.

This process is especially beneficial to producers with the following intrinsic challenges:

●	stranded heavy oil due to transportation issues

●	diluent supply issues

●	limited refining markets (light oil refiners struggle with heavy oil)

●	heavy discounts due to:

●	density adjustments

●	high sulfur content

●	high metals content

It is estimated that there are approximately 7.5 billion barrels of oil reserves present in Albania. Current production in Albania is approximately 21,000 to 22,000 barrels of oil per day (“bopd”). As of March 1, 2014 our first 1,000-bopd stand-alone sonication facility in Albania was completed and operational, and ready to begin de-asphalting operations.

If we are able to successfully establish our first commercial facility, we believe heavy oil producers may then integrate the Petrosonic system at their cost into their treatment facilities. Petrosonic would license the sonication technology and retain a royalty fee under this type of development, or we may form joint ventures with heavy oil producers to install and manage the plants jointly. Petrosonic may also choose to develop its own stand-alone facilities.

We believe there are further opportunities to use this technology in several other applications which we are developing, including waste oil separation, frac water separation and oil separations from drill cuttings. We have filed additional patent applications covering these technologies.

Vision and Strategy

During 2014 we plan to work toward completion of the following milestones:

●

Expand our emulsification technology operations.

Pursuant to our agreement with IDK Petrol, we have begun processing heavy oil using the emulsification technology we licensed from Quadrise. We are currently working with IDK Petrol to modify the characteristics of the oil generated by the process, which requires additional testing. We are also in discussions with other companies in an effort to increase our production capacity and generate further revenues from our emulsion facility.

●

Expand emulsification processing sales to other countries.

As noted in the discussion of the Quadrise memorandum of understanding, Quadrise licensed to us, on an exclusive basis, the right to use the emulsification technology in Albania and for projects to be determined in Iraq. The license also allows us to expand our use of the technology to sell emulsified oil into other jurisdictions, subject to Quadrise’s rights. We expect to begin to expand our use of the emulsification technology to sell emulsified oil into other countries during 2014. We cannot estimate what this will cost us, since we will only emulsify the oil as we receive orders.

●

Begin the process of upgrading heavy crude oil with the sonication technology.

We completed the section of the Albanian facility dedicated to the sonication process during the first quarter of 2014. We expect to begin generating revenues during 2014 from utilizing the sonication technology. In September 2013 the engineering firm, Gas Liquids Engineering of Calgary, completed sonication tests in its Richmond, British Columbia facility. The results have been sent to a third party lab, Maxxam, located in Calgary, for separation and solvent recovery lab simulation. The results will be used to finalize the engineering and estimates of the asphaltene separation and solvent recovery equipment.

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

We are also considering selling the asphaltenes generated by our process. Asphaltenes are present in most petroleum materials, and in all heavy oils and bitumens from oil sands. Asphaltenes can be used in road construction, waterproofing and roofing. Using our technology, we can separate the asphaltenes from the oil being processed. We have undertaken third party testing of these asphaltenes on a batch basis and, based on the results, we have had discussions with asphalt producers for potential contracts. We are in the process of developing this business opportunity, although we have no customers for asphaltenes at this time, and we have no competitive presence in this market.

Priorities

Our immediate priorities are to:

●	strengthen our operations and management as we move forward in the oil sector;

●	generate revenues by emulsifying heavy oil at our processing facility in Albania;

●	begin earning revenues from sonication processing of heavy oil;

●	establish oil processing projects in countries outside of Albania; and

●	build a firm backlog of projects with financing commitments.

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

Global Need, Supply and Production

Until recent years conventional, light crude oil has been abundantly available and has easily met world demand for this form of energy. By 2007, however, demand for crude oil worldwide substantially increased, straining the supply of conventional oil. This has led to consideration of alternative or insufficiently utilized energy sources, among which heavy crude oil and natural bitumen are perhaps the most readily available to supplement short- and long-term needs. Heavy oil has long been exploited as a source of refinery feedstock, but has commanded lower prices because of its lower quality relative to conventional oil. Natural bitumen is a very viscous crude oil that may be immobile in the reservoir. (When natural bitumen is mobile in the reservoir, it is generally known as extra-heavy oil.) (U.S. Geological Survey, “Heavy Oil and Natural Bitumen Resources in Geological Basins of the World”, Report 2007-1084.) According to “2010: Survey of Energy Resources”, a report issued by the World Energy Council, the volume of original oil in place in known deposits of natural bitumen and extra-heavy oil appears to be at least of the same order of magnitude as the volume of original oil in place at discovered conventional (light) oil accumulations. Total resources of heavy oil in known accumulations are 3,396 billion barrels of original oil in place. The total natural bitumen resource in known accumulations amounts to 5,505 billion barrels of oil originally in place.

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

Significance of Traditional Heavy Oil

Around the globe, some of the most prolific oilfields are reaching maturity and have begun to experience reduced production rates. What large conventional oilfields remain lie mostly in the lands of OPEC nations. At the same time, the world’s demand for oil continues to grow every year, fueled in part by the rapidly growing economies of China and India. This declining availability of conventional oil combined with rising demand has driven up oil prices and put more pressure on the search for alternate energy sources.

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

We believe that the worldwide importance of heavy oils will continue to emerge as the price of oil remains high and the demand for it remains strong.

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

Issues for Heavy Oil Producers

Because of the demands placed by the industry on the production and transport of heavy oil, heavy oil producers, especially small to medium size ones, face price penalties:

●	smaller producers face high costs due to the need to blend heavy oil with diluents for pipeline transportation or face penalties for failure to meet pipeline specifications for viscosity and API;

●	fixed producer “upgrading” facilities to increase the API have been limited by the poor economics of small scale and short production life; and

●	upgrading is generally limited to de-asphalting (removal of heavy asphaltene components – up to 16% by mass) and vis-breaking (low temperature cracking).

Second Country Oil Projects

One of our goals is to establish oil-processing projects in countries in addition to Albania. The discussions below illustrate opportunities that we believe could make it possible for us to expand into other countries.

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

There is an estimated 1.7 to 2.5 trillion barrels of bitumen in place in Alberta’s oil sands. Canada’s recoverable oil resource is second only to Saudi Arabia’s. Approximately 1.3 million barrels are produced per day and production is expected to grow to three million barrels per day by 2020. Over the next 10 years there is expected to be over $60 billion of direct capital expenditures into development of the oil sands. (“Facts about Alberta’s Oil Sands and its Industry”, Oil Sands Discovery Centre, www.oilsandsdiscovery.com.) But to produce 1.0 million barrels of oil per day requires withdrawals of enough water from the Athabasca River to sustain a city of 2 million people every year. Despite some recycling, the majority of this water never returns to the river and is pumped into some of the world’s largest man-made dykes containing toxic waste.

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

Petrosonic’s Opportunity

We believe Petrosonic will be able to take advantage of an opportunity that traditional upgrading technology cannot address – upstream upgrading on smaller scales. The viability of upgrading is constantly changing due to production mix, refining infrastructure costs, and oil pricing. However, there are three markets for small upgraders:

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

The Petrosonic Process

As noted above, the Petrosonic heavy oil process will enable heavy sour oil and bitumen (from most heavy oil and oil sands fields in the world) to be converted from nominally an API gravity of 8° to14° to a value-added synthetic crude oil of between 18° and 23° API. This is achieved through the reduction of undesirable constituents of the raw heavy oil and/or bitumen. The process incorporates two stages: solvent de-asphalting and distillation.

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

Test Data

Sonoro completed an extensive test program of heavy oils both in house and independently with the complete upgrading process which has shown to consistently achieve the target improvements in API. The tests were carried out in Sonoro’s research and development site in Richmond, British Columbia (in house). The lab work for the specifics of the de-asphalted oil and asphaltenes generated was carried out by Alberta Research Council in their laboratory (independent) in Edmonton, Alberta. The tests were carried out during 2010 and 2011. For Canadian bitumen samples this represents an upgrade from nominally 10° API to 25° API. The test program included heavy oils and bitumen from the Canadian Athabasca and Lloydminster fields, heavy oil from U.S. refineries, and crude oil from two international oil producers. The upgraded oil quality is typically:

●	Density - from 23° to 28° API gravity, meeting pipeline specifications.

●	Viscosity - less than 100 cSt at 25°C (greater than 99% reduction), meeting pipeline specifications.

●	Liquid yields - From 85% to 92% by volume depending on the quantity and quality of asphaltene by- product required.

●	Sulfur - reduction by up to 40% by mass.

●	Heavy Metals - typical reduction of vanadium up to 80% and nickel by up to 88% by mass.

The following tables illustrate some of the data from the extensive test program that Sonoro conducted. This is critical in establishing the application of the Petrosonic process on a broad basis.

The table below (Table 1) shows key performance parameters for Alberta/Cold Lake oil:

Table 1

Analysis	Raw Bitumen	Upgraded Oil [Petrosonic ID: 090309E-2]
Total Acid Number (TAN)	1.24	1.18
API Gravity	14.4	26.0
Density @15 [o] C	0.9690	0.8982
Nickel	46	17
Vanadium	95	38
Sulfur	3.62	2.46

Table 2 shows a PONA (fundamental heavy oil testing of paraffins, olefins, napthenes and aromatics) summary by hydrocarbon group for Alberta/Cold Lake oil using commercially available light naphtha:

Table 2

	Raw Bitumen		Upgraded Oil [Petrosonic ID: 090309E-2]
Group	% Wt	% Mol	% Wt	% Mol
Aromatics	14.175	14.871	17.318	18.545
i-Paraffins	25.572	23.856	24.912	24.031
Naphthenes	30.728	33.450	19.017	20.217
Olefins	11.431	11.147	5.064	4.837
Paraffins	4.715	4.695	30.547	29.677
Oxygenates	0.000	0.000	0.000	0.000
Unidentified	13.380	11.981	3.142	2.694
Plus	0.000	0.000	0.000	0.000
TOTAL	100.000	100.000	100.000	100.000

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

Table 3

	Raw Bitumen		Upgraded Oil [Petrosonic Code 090309E-2]
Carbon #	% Wt	% Mol	% Wt	% Mol
C4	0.001	0.002	-	-
C5	0.060	0.100	0.079	0.125
C6	3.063	4.296	2.979	4.053
C7	17.245	21.005	21.711	25.435
C8	17.245	18.619	33.183	33.915
C9	29.209	27.721	25.799	23.367
C10	17.940	15.127	10.057	8.179
C11	1.511	1.149	2.512	1.868
C12	-	-	0.478	0.328
C13	-	-	0.049	0.030
C14	-	-	0.010	0.006
>C15	13.726	11.981	3.143	2.694
TOTAL	100.000	100.000	100.000	100.000

The following table (Table 4) illustrates some of the data from the extensive test program that Sonoro conducted. This is critical in establishing the application of the Petrosonic process on a broad basis.

Table 4

		Raw					Upgraded
						Total Acid					Total Acid
	Specific		Vanadium	Nickel	Sulfur	Number		Vanadium		Sulfur	Number
Country	Source	API	(g)	(g)	(%)	(TAN)	API	(g)	Nickel (g)	(%)	(TAN)

Canada	CP	10.6	169.0	80.0	4.5	0.98	24.5	29.2	12.0	2.64	0.73
Canada	CDL	14.4	95.0	46.0	3.62	1.24	26.0	38.0	17.0	2.46	1.18
US (Texas)	TG	17.4	12.0	5.4	3.73	0.59	27.9	4.2	1.9	2.78	0.99
US (Texas)	TK	14.9	15.0	16.0	3.85	0.56	27.5	4.4	4.2	2.51	0.58
US (Texas)	TQ	11.2	15	16	3.33	1.71	25.9	2.9	3.1	2.51	0.55
Albania	AB	10.8	348.4	68.5	5.96	0.56	25.1	56	8.6	3.96	0.3
Albania	AD	10.2	287.0	57.0	3.98	0.52	29.0	65.9	12.2	3.27	0.73
Albania	AM	21.0	110.0	19.0	2.43	1.07	31.9	48.4	7.7	2.88	0.85
Venezuela	VP	9.4	492.0	105.0	4.26	5.26	21.7	220	45.4	2.96	3.68
US (Utah)	US	14.5	23.8	12.2	1.18	3.19	32.5	1.7	1.0	0.62	0.26

Stages in the Petrosonic Process

Step 1: Solvent De-asphalting

The primary process of solvent de-asphalting dissolves bitumen in a common paraffinic solvent. The solvent is selected to ensure complete dissolution of the oil-soluble component of the bitumen with the solvent to form a de-asphalted oil while the insoluble hydrocarbon component known as asphaltenes are readily filtered through simple separation. This asphaltene fraction is concentrated with heavy metals such as nickel and vanadium as well as sulfur.

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

Petrosonic Heavy Oil Process Provisional and PCT Patent Applications

As part of the transaction with Sonoro we acquired the following heavy oil process provisional and PCT applications based on the Sonoprocess™:

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

Additional Patent Applications and Areas of Application of our Technology

In May 2013 we filed 10 additional patent applications surrounding our core sonic de-asphalting technology with the United States Patent and Trademark Office. We believe that these applications represent achievement of an important milestone in the strategy to commercialize our technology. The patent applications relate to:

●	Economically upgrading heavy oil feed stocks, achieving optimal solvent ratios and improving processing times while adding variations for solvent recovery.

●	Solvent maximization and recovery using a new solvent selection process.

●	Recovery and conversion of asphaltenes and de-asphalted oil from heavy oil feed stocks into an emulsified fuel which may be more suitable for transportation, storage and utilization in multiple other applications, such as in a self-sufficient processing plant.

●	Utilization of sonic treatment in nonconventional treatment applications such as clay removal and frac water treatment.

●	Recovery of hydrocarbons from solid and liquid waste in contaminated areas using sonic technology.

●	Design modifications and enhancements for optimal operation of a sonic reactor used in the upgrading of heavy oil feed stocks.

The following is information relating to the U.S. provisional patent applications we filed in March 2013:

●	Patent Application No: US 61/790,160. Jurisdiction: United States. Title: Solvent and Asphaltenes Separation Post Sonication.

●	Patent Application No: US 61/787,606. Jurisdiction: United States. Title: Status: Solvent Selection Process.

●	Patent Application No. 61/787,926. Jurisdiction: United States. Title: Frac Water Sonic Treatment.

●	Patent Application No. 61/789,401. Jurisdiction: United States. Title: Hydrocarbons Recovery With Sonic Treatment.

●	Patent Application No. 61/790,415. Jurisdiction: United States. Title: Method Of Designing A Heavy Crude Oil Treatment Device.

●	Patent Application No. 61/789,963. Jurisdiction: United States. Title: Solvent Recovery System Below Supercritical Conditions.

●	Patent Application No. 61/789,672. Jurisdiction: United States. Title: Resonating Components For Sonic Generators.

●	Patent Application No. 61/792,694. Jurisdiction: United States. Title: Clay Removal Through Sonication.

●	Patent Application No. 61/792,557. Jurisdiction: United States. Title: Magnet Optimization Design For Sonic Reactors.

●	Patent Application No. 61/798,955. Jurisdiction: United States. Title: Emulsion Fuel From Sonication-Generated Asphaltenes.

The U.S. provisional patent applications listed above were filed as utility applications in the U.S. and Canada in March 2014:

●	Patent Application No. 14/208,611. Jurisdiction: United States and Canada (no serial number assigned yet). Title: Solvent and Asphaltenes Separation Post Sonication. Status: This application is pending at the USPTO and CPO.

●	Patent Application No. 14/208,693. Jurisdiction: United States and Canada (no serial number assigned yet). Title: Solvent Recovery System Below Supercritical Conditions. Status: This application is pending at the USPTO and CPO.

●	Patent Application No. 14/208,799. Jurisdiction: United States and Canada (no serial number assigned yet). Title: Solvent Selection Process. Status: This application is pending at the USPTO and CPO.

●	Patent Application No. 14/208,895. Jurisdiction: United States and Canada (no serial number assigned yet). Title: Emulsion Fuel from Sonication-Generated Asphaltenes. Status: This application is pending at the USPTO and CPO.

●	Patent Application No. 14/209,031. Jurisdiction: United States and Canada (no serial number assigned yet). Title: Method of Designing a Heavy Crude Oil Treatment Device. Status: This application is pending at the USPTO and CPO.

●	Patent Application No. 14/209,105. Jurisdiction: United States and Canada (no serial number assigned yet). Title: Resonating Components for Sonic Generators. Status: This application is pending at the USPTO and CPO.

●	Patent Application No. 14/209,188. Jurisdiction: United States and Canada (no serial number assigned yet). Title: Magnet Optimization Design for Sonic Reactors. Status: This application is pending at the USPTO and CPO.

●	Patent Application No. 14/209,268. Jurisdiction: United States and Canada (no serial number assigned yet). Title: Clay Removal Through Sonication. Status: This application is pending at the USPTO and CPO.

●	Patent Application No. 14/209,333. Jurisdiction: United States and Canada (no serial number assigned yet). Title: Frac Water Sonic Treatment. Status: This application is pending at the USPTO and CPO.

●	Patent Application No. 14/209,400. Jurisdiction: United States and Canada (no serial number assigned yet). Title: Hydrocarbons Recovery with Sonic Treatment. Status: This application is pending at the USPTO and CPO.

An additional U.S. provisional patent application was filed in April 2014:

●	Patent Application No. 61/974,253. Jurisdiction: United States. Title: Optimized Reaction Chamber for Sonic Reactors. Status: This application is pending at the USPTO.

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

Disadvantages of Petrosonic Process/Technology

There are few inherent disadvantages to the Petrosonic process. The technology has been proven on a batch basis but long-term 24 hour operations have not yet been attempted. In addition, one sonicator at current dimensions can process up to 500 barrels of heavy oil per day, thus requiring additional sonicators to increase the processing capacity. While the processing capacity of one sonicator can be an advantage for small and medium size operations it may be considered as a disadvantage for larger operations.

In addition, there are technical and logistical risks associated with the Sonoprocess™ rollout in Albania. These risks can be attributed to two general categories of risk: operational and logistical, which are influenced by the market risk factors which are presented separately.

The design of the sonicator chambers and the solvent recovery equipment was based on an estimation of the required solvent and any changes and variations in the solvent will impact the overall ability to commission the project. Our process relies on the availability of certain solvents such as light naphtha, pentane and LPGs. Light naphtha and pentane are liquids and LPGs are liquefied gases and as such require different pressures and heat to be mixed with heavy crude and recovered. In case the liquid solvents are not available for any reason in the jurisdiction in which we are operating, changing from one solvent to the other will require some modifications to our equipment and process. These modifications may cause some interruption or delays of the processing. We have engaged Gas Liquids Engineering of Calgary, Canada to provide solutions for recovering all solvents, as well as the costs associated with modifications of the chambers of the sonicator to use propane/LPGs and the solvent recovery systems to recycle the propane/LPGs. The engineering, originally scheduled to be completed at the end of July 2013, and was completed during the first quarter of 2014.

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

Customers

Our target customers are heavy oil producers, industrial groups that consume fuel oil and refineries that refine heavy oil. In addition, our potential customers consist of heavy oil trading companies and, assuming the development of our business to sell asphaltenes, asphalt producers and consumers of asphalt products such as construction companies that require asphaltenes as raw material for production of asphalt. In April 2013 we entered into a Master Toll Services Agreement with IDK Petrol. Pursuant to the agreement, which has a term of one year and may be renewed, IDK Petrol will provide Petrosonic with feedstock for processing. There is no minimum amount of feedstock that IDK Petrol is required to provide. The charge for processing will be determined on a transaction-by-transaction basis. We have begun processing feedstock for IDK Petrol under this agreement and expect to recognize revenues from it during 2013.

Employees

We have currently 3 full-time employees and 4 part-time employees. From time to time we also retain the services of independent consultants. The consultants provide general business services to us, such as assistance with regulatory matters and engineering services, as well as providing expertise in areas including legal services, investor relations services and business development services. We currently use the services of 4 consultants.

Environmental Laws and Regulations

Our facility for emulsifying and upgrading heavy oil is subject to the Law of Environmental Protection, the primary environmental law of Albania, the location of our processing facility. In accordance with this law, all companies that store and process hydrocarbons must apply for and receive an environmental permit issued by the Ministry of the Environment and the local government where the plant is located, in this case, the Fier Environmental Regional Office. Because our processing facility is now complete, we have applied to both entities and we expect the permit to be issued during the second quarter of 2014. Alternatively, we may receive approval to operate by default, meaning that if we are not contacted by the Ministry of the Environment and the Fier Environmental Regional Office within 90 days from the date of our application, our application is deemed to be approved. Since our processes do not require any extensive use of water or energy or generate any emissions, it does not fall under more complicated and lengthy environmental permit requirements typical for refineries or upgraders. Albanian law also requires the Company to obtain a fire safety permit from the Fier Environmental Regional Office as part of the permit application and in May 2013 we were certified by the inspection authority.

Procurement of Equipment

Petrosonic will rely on a third party contractor to manufacture the sonicators and other related equipment according to our design and specifications. We have received quotes from the third party manufacturer and expect that we will be able to obtain all the necessary equipment to grow our processing capacity in the future. The manufacturer has the production and financial capability and capacity to fulfill our orders in the future. In addition, we have access to several local and international fabricators and engineering firms to carry out the necessary assembly of the equipment and increase capacity of our processing plant in the future.

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

Since our inception on May 24, 2010 (date of inception of our Predecessor) through December 31, 2013, we have sustained recurring net losses resulting in an accumulated deficit $3,140,114 as of December 31, 2013. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and uncertainties inherent in the establishment of a business enterprise including, but not limited to, lack of operating capital, lack of skilled personnel and lack of demand for our process. There can be no assurance that we can execute our business plan, which involves implementing our process of converting heavy sour oil and bitumen to a value-added synthetic crude oil. Even if we are successful in implementing our business plan, there is no assurance that our future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our future is dependent upon our ability to obtain financing. If we do not obtain financing as and when we need it, we may have to cease our activities and investors could lose their entire investment.

There is no assurance that we will operate profitably or generate positive cash flow in the future. Until our process is proven and we begin generating enough revenue to sustain our operations, we expect to require additional financing. We do not have any committed current or future sources of financing.

Since July 27, 2012, the date we acquired the Sonoprocess™ technology from Sonoro Energy Ltd., we have raised $3.1 million through the sale of our common stock, which we have used to sustain our business operations, pay the fees and expenses of operating as a public company and complete the construction of the facility in Albania. In the future, we may not be able to obtain financing on commercially reasonable terms or on terms that are acceptable to us when the financing is required. Our future is dependent upon our ability to obtain financing. If we do not obtain financing, our business could fail and investors could lose their entire investment.

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

We have reported a net loss of $2,614,989, for the year ended December 31, 2013. If we are unable to generate significant revenues from our processing facility in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

Our auditors have indicated that our recurring losses raise substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2013 were prepared on a going concern basis. However, we have suffered recurring losses since inception and our auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Until we earn revenues that are adequate to support our operations, which may never happen, our ability to maintain our status as an operating company is entirely dependent upon obtaining adequate cash to finance our overhead and implement our business plan. In order to meet our operating expenses, we have sold debt and equity securities and we expect to continue selling our securities to raise money in the future. There is considerable uncertainty as to whether we will be able to obtain financing on terms acceptable to us. There is no assurance that we will be able to implement our business plan or continue our operations.

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

Our Articles of Incorporation authorize the issuance of up to 843,750,000 shares of common stock with a par value of $0.001 per share. Our board of directors may choose to issue some or all of such shares for many different reasons, including to acquire one or more companies or properties and to fund our overhead and general operating requirements. We have agreed to pay for the services of a number of consultants with shares of our common stock and we may make similar arrangements with other consultants in the future. The issuance of any such shares may reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

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

We are subject to various environmental laws and regulations in the countries in which we operate. The government of Albania requires us to obtain an environmental permit for our facility and a fire safety permit. We prepared and submitted all the necessary paperwork and we expect the environmental permit to be issued during the second quarter of 2014, or by default, meaning that if the governing authority fails to respond to our application within 90 days of its submission, our application will be deemed to be approved. Since our operations do not require any use of water, extensive energy or generate any emissions we do not anticipate that we will be subject to the more complicated and lengthy environmental permit requirements typical for refineries or upgraders. We installed the necessary equipment required for anti-fire measures and regulations in the country and in May 2013 we were certified by the inspection authority. If we fail to comply with the environmental laws to which we are subject, we may incur significant liabilities and our business opportunities could be reduced.

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

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report in our Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse conclusions from such evaluation, could result in a loss of investor confidence in our financial reports and have an adverse effect on the trading price of our equity securities. Management believes that its internal controls and procedures are currently not effective to detect the inappropriate application of U.S. GAAP rules. Management has disclosed the material weaknesses described below:

●	We do not have an Audit Committee. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an important entity level control over our financial statements. To date we have not established an audit committee.

●	We do not have sufficient documentation of financial statement preparation and review procedures. We employ policies and procedures in reconciliation of the financial statements and the financial information on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

●	We did not maintain proper segregation of duties for the preparation of our financial statements. The majority of the preparation of our financial statements is carried out by one person, who is an external consultant.

●	We lack sufficient information technology controls and procedures. As of March 31, 2013, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

●	We lack a formal review process that includes multiple levels of review, resulting in several audit adjustments.

Achieving compliance with Section 404 may require us to incur substantial costs and expend substantial time and management resources. We cannot assure you that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year end. As a result, investors could lose confidence in our reported financial information, which could have an adverse effect on the trading price of our securities, as well as subject us to civil or criminal investigations and penalties.

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

Our stock is categorized as a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 2. PROPERTIES

We own our processing facility, which is located in Fier, Albania. Albania’s heavy oil upstream and downstream industries are located in Fier and the facility is only a few miles away from the heavy oil producing fields. It is also located 35 kilometers away from Albania’s only deep-sea port and export facility, the PIR Vlora terminal. The facility will be used for both emulsifying heavy oil and de-asphalting heavy oil and bitumen by sonication. The facility is capable of emulsifying 3,000 barrels of oil per day and we expect the facility will be able to sonicate 1,000 barrels of oil per day. Our facility is both suitable and adequate for our current operations.

As one of the services it provides to us, StoryCorp Consulting, Inc. keeps our corporate books and records, answers telephone calls and processes our mail at its offices at 914 Westwood Boulevard, Los Angeles, California. We consider this to be our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of business, we may become involved in various legal proceedings. Currently, we know of no pending or threatened legal proceeding to which we are or will be a party which, if successful, might result in a material adverse change in our business, properties or financial condition.

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the OTCQB marketplace under the name “Petrosonic Energy, Inc.” and under the symbol “PSON”. Our common stock par value is $0.001 per share.

There is no established trading market for shares of our common stock. We cannot provide assurance that any established trading market for our common stock will develop or be maintained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid price for our common stock, as reported on the OTCQB. The quotations below reflect inter-dealer prices without retail mark-up, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended	High Bid	Low Bid
December 31, 2013

Fourth Quarter 10-1-13 through 12-31-13	$0.340	$0.105
Third Quarter 7-1-13 to 9-30-13	$0.965	$0.32
Second Quarter 4-1-13 to 6-30-13	$1.35	$0.72
First Quarter 1-1-13 to 3-31-13	$1.03	$0.477

Fiscal Year Ended	High Bid	Low Bid
December 31, 2012

Fourth Quarter 10-1-12 to 12-31-12	$0.86	$0.44
Third Quarter 7-1-12 to 9-30-12	$0.72	$0.42
Second Quarter 4-1-12 to 6-30-12	$0.70	$0.09
First Quarter 1-1-12 to 3-31-12	$0.09	$0.09

The last sale price of our common stock on March 28, 2014 was $0.17.

Stockholders

At March 28, 2014 there were approximately 74 record holders of our common stock.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our Board of Directors may deem relevant. Our accumulated deficit, which at December 31, 2013 was $3,140,114, currently limits our ability to pay dividends.

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

In conjunction with their agreement to join our Board of Directors we granted, but did not issue, options to two of our directors. Each option grant permitted the director to purchase 250,000 shares of our common stock. The exercise price for the option granted to Richard Rutkowski on March 18, 2013 is $0.83 per share while the exercise price for the option granted to Alfred Fischer on March 27, 2013 was $0.75 per share. We currently have no other equity compensation plans, although during 2013 we expect to formally adopt an equity compensation plan which will permit us to grant awards of common stock, options to purchase common stock or other equity securities to officers, directors, employees, consultants and agents who provide bona fide services to us not in conjunction with a capital raising transaction or stock promotional activities. As of the date of this report the terms of the options are yet to be determined.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the quarter ended December 31, 2013 that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Alberta Securities Commission Cease Trade Order

On April 3, 2013 the Alberta Securities Commission issued a cease trade order against us because we failed to file an annual information form (“AIF”) for the year ended December 31, 2013. We filed the AIF on May 3, 2013. Thereafter, we made an application to the Alberta Securities Commission to revoke the cease trade order. The Alberta Securities Commission advised that they would not be in a position to revoke the cease trade order on the basis that we are the subject of an ongoing investigation by the Enforcement Department of the Alberta Securities Commission. The investigation concerns trading and promotional activity related to our securities. The cease trade order requires that trading or purchasing cease in respect to any of our securities until the order has been revoked or varied. We are cooperating with the Alberta Securities Commission in the investigation. The cease trade order does not prohibit the purchase and sale of our securities among our stockholders in markets outside of Alberta, Canada.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes of Petrosonic Energy, Inc. for the years ended December 31, 2013 and 2012.

OVERVIEW

We are a development stage company focused on the treatment and upgrading of heavy oil by sonicated solvent de-asphalting. We are in the process of bringing online our first facility located in Albania, which is expected to be able to process and de-asphalt up to 1,000 barrels per day of heavy oil. We have not generated any revenue since inception. We plan to generate revenue by integrating our system into oil producer treatment facilities as well as by developing our own stand-alone processing facility. We have funded our operations to date through the issuance of convertible debentures and sales of shares of our common stock. During the year ended December 31, 2013, we engaged in the following transactions to purchase services or provide funding for our operations:

●	On January 1, 2013, we entered into a one year agreement with a firm that provides strategic investor relations services. In connection with the agreement, we agreed to issue 270,000 shares of common stock to the firm. In the event that the agreement is cancelled, we may repurchase for the sum of $1.00 all of the remaining shares that would have otherwise been earned by the firm during the remainder of the term. The common stock is to be issued in equal monthly installments of 22,500 shares each beginning in January 2013.

●	On January 11, 2013, we entered into a one-year agreement with a firm that provides legal services. In connection with the agreement, we agreed to issue 400,000 shares of common stock to the firm. The shares of common stock are to be issued in quarterly installments beginning in April 2013. Under certain circumstances as described in the agreement, the number of shares may be adjusted based on the type and amount of services provided by the firm. We also agreed to issue up to 500,000 additional shares for work related to the preparation of a registration statement.

●	On January 15, 2013, we entered into a one-year consulting agreement with an individual for the purpose of providing financial and investor relations services to us. In connection with the agreement, we agreed to issue 100,000 shares of common stock to the individual. The shares are to be issued in four quarterly installments beginning in April 2013.

●	During January 2013, we sold 7,640,000 shares of common stock in a private placement with certain accredited investors. In consideration for the issuance of these shares, we received aggregate net cash proceeds of $1,718,000, and a note receivable for $140,000. The note bears interest at a rate of 5%, is due on September 30, 2013, and is secured by 600,000 shares of our common stock issued to the investor. We paid commissions of $52,000 in cash, and issued an aggregate of 52,000 common stock warrants, exercisable at a price of $0.50 per share, and with a term of two years from the issue date.

●	On March 1, 2013 and March 25, 2013, four convertible debentures together with accrued interest were converted into shares of our common stock pursuant to the right of conversion of each of the convertible debentures. In connection with the conversions, we issued an aggregate of 707,405 shares of common stock.

●	On April 26, 2013, we entered into a consulting agreement, dated April 24, 2013, with a firm that provides finance, accounting and management services. The agreement does not have a fixed term but can be terminated by the Company upon 30 days notice. As compensation, upon execution of the agreement, the consultant is to be paid $10,000, either in cash or in a combination of $7,500 in cash and $2,500 in restricted common stock with the number of shares calculated based on a price that is 80% of the volume weighted average price of the our stock for the prior month, with a $0.01 minimum price, at our election. We paid the initial compensation in cash. The consultant is to be compensated on a monthly basis beginning June 1, 2013 with a fee of $7,500 per month. We may elect to pay the monthly fee in cash or in a combination of $5,000 in cash and $2,500 in shares of our restricted common stock. The number of shares to be issued is calculated based on a share price of 80% of the volume weighted average price of our common stock for the prior month, with a $0.01 minimum price. In addition, at our discretion, the consultant will be entitled to quarterly bonuses payable in cash or in shares of our restricted common stock. For services outside of those described in the agreement, the consultant will charge us at the rate of $250 per hour, payable 50% in cash and 50% in restricted common stock, using the same computation of shares as used for the quarterly payments. No common shares have been issued under this agreement.

●	On April 19, 2013, we entered into a one-year investment banking services agreement. As compensation, upon execution of the agreement, we issued 150,000 common shares and a warrant for the purchase of 150,000 shares of our common stock exercisable at $0.75 per share with a term of 5 years. The consultant is entitled to a cash commission of 8% of the gross proceeds of any financing transaction the consultant brings to us plus a warrant for the purchase of a number of shares of common stock equal to 10% of the gross proceeds. The warrant will be exercisable at the price per share paid by participants in the financing transaction and have a term of 5 years.

Recent Events

During the first quarter of 2014, we completed the construction of the portion of our plant in Albania related to our de-asphalting operations. We expect to receive the environmental permit or approval necessary for us to begin our de-asphalting operations during the second quarter of 2014.

Our plant in Albania has completed installing the equipment necessary to begin emulsifying fuel oil and we received the fire permit that is required before we can undertake emulsification processing. On April 10, 2013 we announced the execution of a Master Toll Services Agreement with IDK Petrol Albania Sha. (“IDK”), an Albanian energy company. Under the agreement, IDK engaged us as a processor and producer of heavy hydrocarbon emulsion fuel oil and emulsified bitumen from heavy oil and agreed to pay us per barrel fees based on both the quantity of oil to be processed and the quality of the end product produced. Pricing of the processed oil, delivery dates and specifications, among other terms, will be determined at the time each purchase order is issued. The Master Toll Services Agreement does not require IDK to provide a minimum amount of feedstock during the term of the agreement. We are currently working with IDK to modify the characteristics of the oil generated by the process, which requires additional testing. We are also in discussions with other companies in an effort to increase our production capacity and generate further revenues from our emulsion facility. We are continuing to work with IDK under the Master Toll Services Agreement. We earned no revenues from this agreement through December 31, 2013.

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

We signed a Memorandum of Terms for Sales, Distribution and Manufacturing Agreement (the “Memorandum”) dated June 24, 2013 with East West Partners, LLC (“EWP”). The Memorandum is not binding on either party. Subject to the completion of due diligence by both sides, the parties commit to sign a definitive Sales, Distribution and License Agreement pursuant to which EWP will be granted a non-exclusive license to sell, distribute, outsource manufacture and sub-license our Sonoprocess heavy oil processing technology and our heavy oil emulsification technology for the territories of China, Kazakhstan and state of California. The license fee, which has not yet been determined, will be based on each barrel of oil processed by EWP using our technology. We have not yet generated revenue from this agreement.

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

We completed the construction of our facility in Albania during the first quarter of 2014. We intend to seek a reputable processor of heavy oil as a joint venture partner and to start building another facility located in Alberta, Canada or another jurisdiction with large heavy oil production and reserves. We do not have any commitments for financing, either now or in the future. Our goals during 2014 are to begin to generate revenue from both the emulsification processing and from the de-asphalting sonication process, and to begin to expand our operations into other countries. Ultimately, we expect to generate revenue by licensing our technology to third parties, forming joint ventures to build more processing facilities and through our own stand-alone toll processing facilities. We cannot guarantee that our operations will generate significant revenue.

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

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were not impaired as of December 31, 2012 or December 31, 2013.

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

RESULTS OF OPERATIONS

Year ended December 31, 2013 as compared to the year ended December 31, 2012

We did not generate any revenue for the year ended December 31, 2013 or December 31, 2012.

General and administrative expenses were $2,154,321 for the year ended December 31, 2013. Our operating expenses were comprised of costs for legal services in the amount of $1,279,864, or approximately 61% of our operating expenses, for banking and advisory services in the amount of $394,950, or approximately 19% of our operating expenses, for compensation in the amount of $133,919, or approximately 6.4% of our operating expenses, for transfer agent and filing fees in the amount of $77,781, or approximately 4% of our operating expenses, for audit, accounting, and related fees of $70,569, or approximately 3.3% of our operating expenses, for repair and maintenance services in the amount of $142,111, or approximately 7% of our operating expenses, for office expenses in the amount of $196,180, or approximately 9% of our operating expenses, and for travel and entertainment in the amount of $55,516, or approximately 3% of our operating expenses. We also spent approximately $22,000 for insurance and $25,000 for investor relations services. Legal and accounting costs related to public company compliance matters and to the preparation and filing of a resale registration statement covering the common stock purchased by the investors in the offering we completed in January 2013. We were contractually obligated to file the registration statement. In addition, we recognized depreciation expense of $37,830 for the year ended December 31, 2013. Operating expenses during the year ended December 31, 2012 totaled $251,547. As noted above, operating expenses increased during the year ended December 31, 2013 in connection with the development and implementation of our business plan following our purchase of assets and technology from Sonoro Energy, Ltd.

Our loss from operations of $2,192,151 resulted from the operating expenses we incurred, as described above. Loss from operations for the year ended December 31, 2012 was $251,547.

Interest expense was $394,755 for the year ended December 31, 2013. Interest expense for the year ended December 31, 2012 was $37,582.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net income attributable to non-controlling interest of $71,606 and $9,898 reflects the portion of the net income of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the year ended December 31, 2013 and 2012, respectively.

The net loss attributable to Petrosonic Energy, Inc. for the year ended December 31, 2013 of $2,543,383 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the income attributable to the non-controlling interest described above. The net loss for the year ended December 31, 2012 was $271,458.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $1,007,652 compared with $1,200,676 at December 31, 2012. As of December 31, 2013, we had total current assets of $1,211,704 and total current liabilities of $837,956, resulting in a working capital balance of $436,248 on that date. We have incurred an accumulated deficit during the development stage of $3,140,114.

Operating activities for the year ended December 31, 2013 resulted in net cash used of $705,987 compared with cash used in operations for the year ended December 31, 2012 of $374,080. The increase in the use of cash was attributable primarily to the increase in operating costs and increased interest expense during the year ended December 31, 2013, combined with a use of cash for the acquisition of prepaid expenses and inventory. For the year ended December 31, 2012, cash used in operating activities resulted from an increase in accounts payable.

Investing activities for the year ended December 31, 2013 resulted in net cash used of $520,286 during the year ended December 31, 2013 compared with cash used for investing activities for the year ended December 31, 2012 of $96,974. The cash used for investing activities resulted from cash paid for the acquisition of property, land and equipment during the year ended December 31, 2013.

Financing activities for the year ended December 31, 2013 resulted in net cash provided of $1,468,000 in the year ended December 31, 2013 compared with cash provided by financing activities for the year ended December 31, 2012 of $1,558,828. The increase reflects $1,718,000 in net proceeds from the sale of common stock offset by cash payments of $250,000 on convertible debt in 2013.

Effects of foreign exchange on cash. The effects of foreign exchange resulted in a negative effect on cash of $434,751 during the year ended December 31, 2013 compared with a positive effect of $115,559 during the year ended December 31, 2012. The change reflects the effects of the variability in the rates of exchange of the various currencies in which the Company transacted business during the periods presented.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETROSONIC ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Petrosonic Energy, Inc.

(A Development Stage Company)

Los Angeles, California

We have audited the consolidated balance sheets of Petrosonic Energy, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive (loss), changes in stockholders’ equity, and cash flows for each of the years then ended and for the periods from May 24, 2010 through July 31, 2012 (predecessor) and August 1 through December 31, 2013 (successor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petrosonic Energy, Inc. and its subsidiary as of December 31, 2013 and 2012, and the related results of their operations and their cash flows for each of the years then ended and for the period from May 24, 2010 through July 31, 2012 (predecessor) and August 1 through December 31, 2013 (successor), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas

April 10, 2014

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2013	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,007,652	$1,200,676
Receivable	50,607	106,666
Prepaid Expense	54,188	7,929
Inventory – supplies	75,744	-
Other Current Assets	23,513	-
Total current assets	1,211,704	1,315,271

Non-current assets:
Fixed assets - net	1,178,766	735,220
Land	70,000	-
Total assets	2,460,470	2,050,491

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$457,177	$21,099
Accounts payable to related parties	5,868	6,782
Accrued liabilities	174,911	112,909
Convertible debt, net of unamortized discounts of $0 and $239,847	-	175,153
Convertible debt to related parties	200,000	200,000

Total current liabilities	837,956	515,943

Stockholders’ Equity:
Common stock, $0.001 par value, 843,750,000 shares authorized, 79,821,654 and 70,299,003 shares issued and outstanding, respectively	$79,821	$70,299
Additional paid-in capital	4,972,751	1,734,170
Subscription note receivable	(140,000)	-
Deficit accumulated during the development stage	(3,140,114)	(596,731)
Accumulated other comprehensive (loss) income	(376,836)	28,312
Total Petrosonic Energy, Inc. stockholders’ equity	1,395,622	1,236,050
Non-controlling interest	226,892	298,498
Total stockholders’ equity	1,622,514	1,534,548
Total liabilities and stockholders’ deficit	2,460,470	2,050,491

The accompanying notes are an integral part of these financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	August 1, 2012 Through	August 1, 2012 Through	January 1, 2012 Through	May 24, 2010 (Inception) Through
	December 31, 2013	December 31, 2013	December 31, 2012	July 31, 2012	July 31, 2012
	Successor	Successor	Successor	Predecessor	Predecessor

Revenues	$-	$-	$-	$-	$-

Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
Selling, General and Administrative	2,154,321	2,390,193	235,872	3,481	38,599
Depreciation and Amortization Expense	37,830	44,943	7,113	5,081	5,081

Total operating expenses	2,192,151	2,435,136	242,985	8,562	43,680

(Loss) income from operations	(2,192,151)	(2,435,136)	(242,985)	(8,562)	(43,680)

Other income (expense)
Interest income	-	14	14	18	18
Interest Expense	(394,755)	(432,337)	(37,582)	-	-
Bargain purchase gain	-	7,741	7,741	-	-
Loss on extinguishment of debt	(28,083)	(28,083)	-	-	-
Foreign currency translation adjustment	-	-	-	-	-
Total other income (expense)	(422,838)	(452,665)	(29,827)	18	18

Net Loss	(2,614,989)	(2,887,801)	(272,812)	$(8,544)	$(43,662)

Net loss attributable to non-controlling interest	71,606	81,504	9,898	-	-

Net loss attributable to Petrosonic Energy, Inc	$(2,543,383)	$(2,806,297)	$(262,914)	$(8,544)	$(43,662)

Basic and diluted net loss per share	$(0.03)		$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	79,115,085		65,692,292	2,564,000

Other Comprehensive Income (Loss):

Net loss	$(2,614,989)	$(2,887,801)	$(272,812)	$(8,544)	$(43,662)

Foreign currency translation adjustment	(405,148)	(376,836)	28,312	108,666	110,273

Comprehensive (loss) income	(3,020,137)	(3,264,637)	(244,500)	100,122.00	$66,611

Comprehensive loss attributable to noncontrolling interest	71,606	81,504	9,898	-	-

Comprehensive loss attributable to Petrosonic Energy, Inc.	$(2,948,531)	$(3,183,133)	$(234,602)	$100,122	$66,611

The accompanying notes are an integral part of these financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

CASH FLOWS FROM OPERATING ACTIVITIES	Year Ended December 31, 2013	August 1, 2012 Through December 31, 2013	August 1, 2012 Through December 31, 2012	January 1, 2012 Through July 31, 2012	May 24, 2010 (Inception) Through July 31, 2012
	Successor	Successor	Successor	Predecessor	Predecessor
Net income (loss)	(2,614,989)	(2,887,801)	(272,812)	(8,544)	(43,662)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	37,830	44,943	7,113	5,081	5,081
Amortization of debt discounts	376,764	396,372	19,608	-	-
Loss on extinguishment of debt	28,083	28,083		-	-
Bargain purchase gain- Albania	-	(7,741)	(7,741)	-	-
Shares issued for services	898,408	898,408		-	-
Stock Warrant issued for services	149,843	149,843		-
Changes in operating assets and liabilities:				-	-
Receivable	56,059	(8,597)	(64,656)	44,126	(42,010)
Inventory and supplies	(75,744)	(75,744)		-	-
Prepaid expenses	(46,259)	(54,188)	(7,929)	-	-
Accounts payable and accrued expenses	484,932	589,058	104,126	(199,234)	4,942
Accounts payable to related parties	(914)	5,868	6,782	-	-
CASH USED IN OPERATING ACTIVITIES	(705,987)	(921,496)	(215,509)	(158,571)	(75,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of Albania	-	11,448	11,448	-	-
Cash received in acquisition	-	-	-	-	-
Cash paid for purchase of land	(70,000)	(70,000)		-	-
Cash paid for purchase of fixed assets	(450,286)	(450,286)		(108,422)	(731,129)
CASH USED IN INVESTING ACTIVITIES	(520,286)	(508,838)	11,448	(108,422)	(731,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net	1,718,000	3,107,500	1,389,500	-	-
Borrowings on debt	-	-	-	-
Principal payments debt	(250,000)	(250,000)		-	-
Contributed capital	-	-	-	169,328	704,378
CASH PROVIDED BY FINANCING ACTIVITIES	1,468,000	2,857,500	1,389,500	169,328	704,378

Effects of foreign exchange on cash	(434,751)	(426,650)	8,101	107,458	113,924

NET DECREASE IN CASH	(193,024)	1,000,516	1,193,540	9,793	11,524
CASH AT BEGINNING OF YEAR	1,200,676	7,136	7,136	1,655	-
CASH AT YEAR END	$1,007,652	$1,007,652	$1,200,676	$11,448	$11,524

NON-CASH TRANSACTIONS
Beneficial conversion feature	$165,000	$378,956	$213,956	$-	$-
Common stock issued for subscription note receivable	140,000	140,000		-	-
Common stock issued for debt and interest	176,852	176,852		-	-
Deposit used for acquisition of Albania	-	250,000	250,000	-	-
Convertible debt issued for acquisition of Albania, net of discount	-	204,852	204,852	-	-

The accompanying notes are an integral part of these financial statements.

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated		Total Petrosonic		Total
					Other		Energy, Inc.’s		Stockholders’
	Common Stock			Subscription	Comprehensive	Accumulated	Stockholders’	Non-controlling	Equity
	Shares	Amount	APIC	Receivable	Income	Deficit	Equity	Interest	(Deficit)
Predecessor – Petrosonic Albania, Sha.
Balances at May 24, 2010	-	$-	$-	$-	$-	$-	$-	$-	$-
Founder shares	40,000	1,025,600	(1,025,600)	-	-	-	-	-	-
Common stock issued to founder for license	60,000	1,538,400	(1,538,400)	-	-	-	-	-	-
Contributed capital	-	-	207,472	-			207,472	-	207,472
Foreign currency translation	-	-	-	-	69	-	69	-	69
Net loss	-	-	-	-	-	(19,796)	(19,796)	-	(19,796)
Balances at December 31, 2010	100,000	2,564,000	(2,356,528)	-	69	(19,796)	187,745	-	187,745
Contributed capital	-	-	327,578	-	-	-	327,578	-	327,578
Foreign currency translation	-	-	-	-	1,538	-	1,538	-	1,538
Net loss	-	-	-	-	-	(15,322)	(15,322)	-	(15,322)
Balances at December 31, 2011	100,000	2,564,000	(2,028,950)	-	1,607	(35,118)	501,539	-	501,539
Contributed capital	-	-	169,328	-	-	-	169,328	-	169,328
Foreign currency translation	-	-	-	-	108,666	-	108,666	-	108,666
Net loss	-	-	-	-	-	(8,544)	(8,544)	-	(8,544)
Balances at July 31, 2012	100,000	$2,564,000	$(1,859,622)	$-	$110,273	$(43,662)	$770,989	$-	$770,989

Successor – consolidated
Balances at August 1, 2012	64,649,003	$64,649	$136,364	$-	$-	$(333,817)	$(132,804)	$-	$(132,804)
Common stock and warrants sold for cash, net	5,650,000	5,650	1,383,850	-	-	-	1,389,500	-	1,389,500
Beneficial conversion feature	-	-	213,956	-	-	-	213,956	-	213,956
Foreign currency translation	-	-	-	-	28,312	-	28,312	-	28,312
Non-controlling interest	-	-	-	-	-	-	-	308,396	308,396
Net loss	-	-	-	-	-	(262,914)	(262,914)	(9,898)	(272,812)
Balances, December 31, 2012	70,299,003	70,299	1,734,170	-	28,312	(596,731)	1,236,050	298,498	1,534,548
Shares issued for cash, net	7,080,000	7,080	1,710,920	-	-	-	1,718,000	-	1,718,000
Shares issued for subscription note receivable	560,000	560	139,440	(140,000)	-	-	-	-	-
Shares issued for conversion of notes	707,405	707	176,145	-	-	-	176,852	-	176,852
Shares issued for services	1,175,246	1,175	897,233	-	-	-	898,408	-	898,408
Beneficial conversion feature	-	-	165,000		-	-	165,000	-	165,000
Warrants issued for services	-	-	149,843	-	-	-	149,843	-	149,843
Foreign currency translation	-	-	-	-	(405,148)	-	(405,148)	-	(405,148)
Net loss	-	-	-	-	-	(2,543,383)	(2,543,383)	(71,606)	(2,614,989)
Balances, December 31, 2013	79,821,654	$79,821	$4,972,751	$(140,000)	$(376,836)	$(3,140,114)	$1,395,622	$226,892	$1,622,514

The accompanying notes are an integral part of these financial statements.

NOTE 1: Nature of Business and Significant Accounting Policies

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

The financial statements included herein for the period from May 24, 2010 through July 31, 2012 are the financial statements of Petrosonic Albania, Sha. (“Predecessor”). The consolidated financial statements included herein for the period from August 1, 2012 through December 31, 2013 are the consolidated financial statements of Petrosonic Energy, Inc. and its 60% owned subsidiary, Petrosonic Albania, Sha. (collectively, “Successor”).

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

Cash and Cash Equivalent

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

Accounts Receivable

Accounts receivables as of December 31, 2013 and 2012 consisted of a value-added tax receivable from the tax authorities of Albania of $50,607 and $46,666, respectively. The Company files for and receives a refund of this amount annually. Accounts receivable as of December 31, 2012 also includes a $60,000 payment made under a service contract that was subsequently cancelled. The $60,000 was returned to the Company after December 31, 2012.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out (“FIFO”) basis.

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

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were not impaired as of December 31, 2013 or 2012.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances. The stock-based compensation is $898,408 and $-0- during 2013 and 2012, respectively.

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

NOTE 2: Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has suffered recurring net losses since inception, has an accumulated deficit at December 31, 2013 and does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

The acquisition of Petrosonic Albania, Sha. from Sonoro is accounted for using the purchase method. As a result of the transaction, Petrosonic Albania, Sha. became a majority owned subsidiary of the Company and the assets and liabilities of the acquired entity have been brought forward at their fair value on the date of the acquisition. Immediately before the transaction, Sonoro Energy Ltd.’s ownership interest in Petrosonic Albania, SHA was 60%. Accordingly, in the fair value allocation, a non-controlling interest of $308,396 has been recorded, which amount represents the value of the 40% non-controlling interest on the date of the transaction. The 40% non-controlling interest is held by Albnafta, an Albanian registered company that is held 100% by Art Agolli, the Company’s President and CEO.

The allocation of the purchase price and the estimated fair market values of the assets acquired and liabilities assumed are shown below:

Purchase Price
Cash at closing	$250,000
Convertible note, net of discount	204,852
Total Purchase Price	$454,852

Assets Acquired and Liabilities Assumed:
Cash	$11,448
Accounts receivable	42,010
Property and equipment	722,473
Accounts payable and accruals	(4,942)
Non-controlling interest	(308,396)
462,593
Bargain Purchase Gain	(7,741)
Total Purchase Price	$454,852

NOTE 4: Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Construction in progress - machinery and equipment	$631,938	$625,475
Construction in progress - buildings	300,003	-
Buildings (10 year useful life)	121,939	121,939
Equipment	174,910	-
Less: accumulated depreciation	(50,024)	(12,194)
Total	$1,178,766	$735,220

The Company is constructing a production line using its proprietary Sonoprocess technology for the upgrading of heavy oil to higher standards for sale in commercial markets. The total cost of the full production line is currently estimated to be approximately $2,500,000, of which $631,938 has been incurred through December 31, 2013.

Depreciation of the buildings began in 2012 upon their completion. Depreciation expense was $37,830 during 2013, and $7,113 and $5,081 for the period from August 1, 2012 through December 31, 2012 and for January 1, 2012 through July 31, 2012, respectively.

NOTE 5: Related Party Transactions

During 2013, $914 was repaid to our former President for funds previously advanced to the Company for working capital. The total amount due to the President as of December 31, 2013 for advance payable is $5,868.

On June 6, 2012, we borrowed $200,000 from our President under a convertible debenture. The convertible debenture is unsecured, originally matured on June 6, 2013 and bears interest at 10%. On June 5, 2013 the maturity date of the debenture was extended to June 6, 2014. There is not a substantial modification for the extension of the maturity date. At any time prior to the maturity date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000, our President may elect to convert the debenture in whole or in part into common shares at the same price any shares are sold, or in the case of a convertible debenture, the price of the shares issuable upon conversion. During 2012, the Company raised more than $500,000 and this note became convertible at $0.25 per share. The outstanding unpaid balance under this note was $200,000 as of each of December 31, 2013 and 2012.

NOTE 6: Convertible Debt

Between March and July 2012, the Company borrowed an aggregate of $165,000 under convertible notes. The debentures are unsecured, bear interest at 10% per annum and mature one year from the issuance date. Until the maturity date, the holders may elect to convert the debentures in whole or in part into common shares at the price of any aggregate financing exceeding $500,000 less a discount of 25% per share.

On July 27, 2012, the Company issued a convertible note of $250,000 for the acquisition of Petrosonic Albania, Sha.

On June 11, 2012, the Company borrowed $200,000 from its President under a convertible note.

The Company evaluated these convertible notes for derivatives and determined that they do not qualify for derivative treatment. The Company then evaluated the notes for beneficial conversion features and determined that some do contain beneficial conversion features. The aggregate intrinsic value of the beneficial conversion features was determined to be $213,956. This amount was recorded as a debt discount on December 11, 2012 (the date the company completed a capital raise in excess of $500,000) that is being amortized over the life of the notes. Total debt discount amortization during the period from August 1, 2012 through December 31, 2012 was $19,608 consisting of amortization of $10,721 on the beneficial conversion feature discounts and amortization of $8,887 on the initial discount recorded against the $250,000 convertible note issued for the acquisition.

On March 1, 2013, the holders of notes with an aggregate principal amount of $165,000 waived their rights to convert the notes at $0.1875 per share and agreed to convert the notes at $0.25 per share. The Company evaluated the effect of the waivers and determined that the incremental change in the fair value of the conversion options was more than 10% of the carrying value of the debt. Therefore, the effect of the waivers was considered substantial and qualified as an extinguishment of debt. The extinguishment resulted in a loss on the extinguishment of debt totaling $28,083 during the year ended December 31, 2013. As a result of the waivers, the Company evaluated the notes for beneficial conversion features and determined that beneficial conversion features exist. The intrinsic value of the beneficial conversion features was determined to be $165,000 and it was recorded as a discount on the notes.

During 2013, an aggregate of $165,000 of principal and $11,852 of interest was converted into 707,405 common shares.

NOTE 7: Stockholders’ Equity

At inception, Sonoro Energy Ltd. was issued 60,000 common shares of the Predecessor, representing a 60% ownership, in exchange for Sonoro’s heavy oil technology license. The fair value of the shares at inception was determined to be nominal and the Company recorded the acquisition cost of the license at $-0-, which reflected Sonoro Energy Ltd.’s basis in the license.

At inception, AlbnaftaShpk was issued 40,000 common shares of the Predecessor, representing a 40% ownership. The shares were also valued at $0. From inception through July 31, 2012, AlbnaftaShpk contributed an aggregate of $704,378. AlbnaftaShpk is owned 100% by Art Agolli.

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

During 2013, the Company sold an aggregate of 7,080,000 common shares in a private placement for cash proceeds of $1,718,000, net of issuance costs paid in cash of $52,000. The Company also issued an aggregate of 252,000 common stock warrants. The warrants vest immediately, are exercisable at $0.50 per share and have a term of two years from the issue date. This was part of an offering that began in the fourth quarter of 2012.

During 2013, the Company issued 560,000 common shares in exchange for a subscription note receivable of $140,000. The subscription note receivable bears interest at a rate of 5%, is due on July 16, 2013, and is secured by a total of 600,000 common shares of Company, 40,000 of which were previously issued to the investor. The Company is continuing to work with the subscriber to complete this transaction.

During 2013, the Company issued an aggregate of 707,405 common shares for the conversion of $165,000 of debt and $11,852 of interest (see Note 6).

During 2013, the Company issued 55,246 shares of common stock for the settlement of accounts payable of $43,603.

On January 1, 2013, the Company entered into a one year agreement with a firm that provides strategic investor relations services. In connection with the agreement, the Company issued 270,000 shares of common stock to the firm. In the event that the agreement is cancelled during its term, the Company may repurchase for the sum of $1.00 the remaining shares that would have otherwise been earned by the firm during the remainder of the term. The shares are earned in equal monthly installments of 22,500 each beginning on January 1, 2013. As of February 13, 2013, the agreement was assigned to another entity affiliated with the original firm. During 2013, $159,863 in fair value was recognized under this award.

On January 11, 2013, the Company entered into a one-year agreement with a firm that provides legal services in exchange for 900,000 shares. These shares were issued in quarterly installments beginning in April 2013. Under certain circumstances, the number of shares may be adjusted based on the type and amount of services provided by the firm.. During 2013, $490,561 in fair value was recognized in conjunction with the issuance. The fair value of the unvested portion as of December 31, 2013 was $5,563, which will be recognized over the remaining service period. As of December 31, 2013, 675,000 shares have been issued under this agreement.

On January 15, 2013, the Company entered into a one-year agreement with an individual for consulting services in exchange for 100,000 shares. The shares were issued in quarterly installments beginning in April 2013. During 2013, $54,382 in fair value was recognized in conjunction with the issuance. The fair value of the unvested portion as of December 31, 2013 was determined to be $618, which will be recognized over the remaining service period. As of December 31, 2013, 25,000 shares have been issued under this agreement.

On April 26, 2013, the Company entered into a consulting agreement, dated April 24, 2013, with a firm that provides finance, accounting and management services, with specific services described in the agreement. The agreement does not have a fixed term but can be terminated by the Company upon 30 days notice. As compensation, the consultant received $10,000 immediately following execution of the agreement and $7,500 per month thereafter. At the Company’s election, the monthly fee can be paid all in cash or in a combination of $5,000 in cash and $2,500 in stock. The number of shares to be issued is calculated based on a share price of 80% of the volume weighted average price during the prior month, with a $0.01 minimum price. In addition, the consultant will be entitled to quarterly bonuses at the discretion of the Company. For services outside of those described in the agreement, the consultant will charge the Company at the rate of $250 per hour, payable 50% in cash and 50% in stock, using the same computation of shares as used for the quarterly payments. No common shares have been issued under this agreement.

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

There was no warrant activity prior to August 1, 2012. A summary of the Company’s warrant activity between August 1, 2012 and December 31, 2013 is as follows:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding at August 1, 2012	-	$-
Granted	363,000	0.50
Exercised	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2012	363,000	$0.50
Granted	402,000	0.59
Exercised	-	-
Forfeited/expired	-	-
Outstanding at December 31, 2013	765,000	$0.55

The following table summarizes the exercise price, number of warrants, weighted average exercise price and the weighted average remaining life (in years) of all warrants outstanding as of December 31, 2013:

			Weighted Average
Exercise	Number of	Weighted Average	Remaining Life
Price	Warrants	Exercise Price	(years)
$0.55	765,000	$0.55	1.93

NOTE 8: Income Taxes

The Company has an accumulated net operating loss of approximately $1,400,000 as of December 31, 2013 which begins to expire in 2030. The Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company’s net deferred income tax asset as of December 31, 2013 and 2012, after applying the corporate income tax rate of 35%, are as below:

	December 31, 2013	December 31, 2012
Net operating losses	$500,000	$260,000
Valuation allowance	(500,000)	(260,000)
Net deferred tax assets	$-	$-

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2013, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal control and is considered to be material weaknesses.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

2.	Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

3.	We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2013 the majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

	a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

	b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.	We lack sufficient information technology controls and procedures – As of December 31, 2013, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

5.	Lack of formal review process that includes multiple levels of review, resulting in several audit adjustments related to consolidation, purchase price allocation, and accounting of the Company’s convertible debt and equity transactions.

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

We have begun to take action to correct the material weaknesses identified in our internal control over financial reporting. In March 2013 we added two independent directors to our Board of Directors. These independent directors have experience in reading and understanding financial statements. Once we have the funds to do so, we also plan to implement the following remediation measures:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table identifies our executive officers and directors, their ages, their respective offices and positions, and their respective dates of election or appointment.

Name	Age	Title	Position Held Since
Art Agolli	42	Chief Executive Officer, President, Principal Financial Officer and Director	March 2012
Richard Rutkowski	57	Director	March 2013
Alfred Fischer	66	Director	March 2013

Terms of Office

In accordance with our bylaws and the provisions of the Nevada Revised Statutes, our directors are appointed to hold office until the next annual meeting of our stockholders, when their successors are elected, or until removed from office.

Our officers are appointed by the board of directors and hold office until removed by the board.

Business Experience

Art Agolli, Chief Executive Officer, President, Principal Financial Officer, Director (appointed March 2012)

Mr. Agolli was appointed a director in March 2012 and our Chief Executive Officer in July 2012. Mr. Agolli has more than 16 years of successful experience in developing heavy oil projects and, prior to July 2012, provided consulting services to various oil companies. These services consisted of negotiating oil and gas leases, advising on marketing, advising on business development, and assisting with financing. Since February 2009 he has acted as Chief Executive Officer of BA Capital, a Calgary based merchant bank serving the energy, mining and technology sectors, which he founded. Mr. Agolli provides at least 140 hours a month in services to Petrosonic. He also provides services to BA Capital. Services provided to BA Capital average approximately 20 hours a month.

Mr. Agolli provided services to Stream Oil & Gas Ltd. as a consultant for business development from September 2008 until March 2009 and as its Executive Vice-President from March 20, 2009 until July 2010.

Mr. Agolli was a co-founder and former Vice President of Bankers Petroleum Ltd., a Toronto and London Stock Exchange listed oil and gas company. As its Vice President, Mr. Agolli assisted in building Bankers Petroleum from a start up in April 2004 to a company with a $2.3 billion market capitalization when he left in August 2008. Bankers Petroleum has a 100% working interest and is the operator of the largest onshore heavy oil field in Europe (Albania). As a consultant to BNK Petroleum, a Toronto Stock Exchange listed company that was spun off from Bankers Petroleum in 2008, Mr. Agolli assisted in the negotiations which permitted that company to begin shale gas extraction operations in Poland. BNK Petroleum now has one of the largest shale gas land positions in the country and in Europe. BNK Petroleum grew from a start-up to a company with a market capitalization of $700 million.

Mr. Agolli was also one of the founders of Sonoro Energy Ltd., a TSX listed company, and from time-to-time through 2011 provided business development consulting services to Sonoro.

From 1998 to 2001, Mr. Agolli was an international business and corporate development executive with Koch Industries Inc., the largest privately held company in North America. From March 2001 to December 2003 he was Chief Executive Officer of AnonimaPetroliItaliana (Albania), a subsidiary company of Api Spa, one of the largest refining and trading oil companies in Italy.

Mr. Agolli started his career as a consultant for the World Bank in Washington DC in 1997. Mr. Agolli holds a Masters Degree in Management from Grand Valley State University in Michigan and an International Relations and Business Degree from the same university. He is a member of the Association of International Petroleum Negotiators, which is headquartered in Houston, Texas. Mr. Agolli’s knowledge of the energy market and his entrepreneurial experience led us to the conclusion that he should be appointed as a director.

Richard Rutkowski, Director (appointed March 2013)

Mr. Rutkowski has been a director of ClearSign Combustion Corporation, a publicly traded company, since January 2008 and was appointed as Chairman and Chief Executive Officer of ClearSign Combustion Corporation in February 2008. Prior to joining ClearSign Combustion Corporation, Mr. Rutkowski was a co-founder of Microvision, Inc., a leader in optical beam-scanning display and imaging systems and served as the company’s Chief Executive Officer and Director from September 1995 until January 2006. In January 2000, Mr. Rutkowski co-founded Lumera Corporation, a leading developer of a broad range of devices used in optical communications, biomedical analysis and broadband imaging that are based on the company’s proprietary nano-materials and electro-optic polymers. Mr. Rutkowski served as Vice-Chairman of Lumera’s board from January 2000 until May 2006. From May 2006 to February 2008, Mr. Rutkowski conducted management, finance, and marketing consulting doing business under the name of Ormont. From November 1992 to May 1994, Mr. Rutkowski served as Executive Vice President of Medialink Technologies Corporation (formerly Lone Wolf Corporation), a developer of high-speed digital networking technology for multimedia applications in audio-video computing, consumer electronics and telecommunications. From February 1990 to April 1995, Mr. Rutkowski was a principal of Rutkowski, Erickson, Scott, a business development consulting firm. He has served as a director of Ideal Power Converters, Inc. since 2012. Mr. Rutkowski has frequently been featured as a speaker or panelist at technology and business conferences, and has appeared on local and national television. He was honored as a Technology Pioneer at the World Economic Forum in 2002 and has been acknowledged by the University of Washington for his support of the University’s research efforts. Mr. Rutkowski attended the University of Chicago and has extensive experience in starting and building technology businesses. Mr. Rutkowski’s experience as a member of the board of directors and as an executive officer of publicly traded companies led us to the conclusion that he should be appointed as a director.

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

Family Relationships

There are no family relationships among our directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past. During the year ended December 31, 2012 we had only one director, Mr. Agolli, who was also our Chief Executive Officer. During the year ended December 31, 2012, therefore, Mr. Agolli, alone, made all decisions relating to his compensation.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, during the year ended December 31, 2013, our executive officers and directors, and persons who own more than 10% of our common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act with the exception of Richard Raisig, our former Chief Financial Officer, who filed a Form 3 one day late. The report disclosed that Mr. Raisig did not own securities issued by our company.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation - Executive Officers

The following summary compensation table covers all compensation awarded to, earned by or paid to our principal executive officer and each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the years ended December 31, 2013 and 2012.

Summary Compensation Table

Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
Art Agolli	2013	$87,500	(1)	-	-	-	-	-	$87,500
Chief Executive Officer, Chief Financial Officer, (appointed March 2012)	2012	-		-	-	-	-	-	-
Gerhard Schlombs
Principal Executive Officer (resigned March 2012)	2012	-		-	-	-	-	-	-

(1) Pursuant to an employment agreement between the Company and Mr. Agolli, Mr. Agolli is to be paid an annual salary of $150,000. During 2013, Mr. Agolli deferred a portion of his salary. We expect to pay the balance of Mr. Agolli’s salary, totaling $62,500, in the future.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors and during the 2012 year no compensation was paid to our sole director. Directors are not paid for meetings attended. However, in March 2013 we elected two independent directors. We granted an option to purchase 250,000 shares of our common stock to each director. The first option granted has an exercise price of $0.83 per share while the second option granted has an exercise price of $0.75 per share. While granted, these options were not issued. We intend to review and consider future proposals regarding Board compensation. All travel and lodging expenses associated with corporate matters will be reimbursed by us, if and when incurred.

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

Options/SAR Grants

During the year ended December 31,2013, no individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs were made to our executive officers, directors or employees.

Potential Payments upon Termination or Change-in-Control

Securities and Exchange Commission regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. As described above, if we terminate Mr. Agolli’s employment without cause, we would be required to pay him severance equal to the greater of (i) the salary that would be due if employment had not been terminated and (ii) 24 months of annual base salary, in addition to twelve months of employee benefits coverage. If we terminate Mr. Agolli’s employment as a result of a change of control, he will receive an amount equal to the annual salary due to him for the balance of the term, in a lump sum and without discount to present value, but in no event shall such payment total less than 24 months of salary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The Company has only one class of stock outstanding, its common stock. The following table sets forth certain information as of March 28, 2014, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock. As of March 28, 2014, there were 79,821,654 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner (1)(2)	Shares Beneficially Owned		Percentage Beneficially Owned
Art Agolli, Chief Executive Officer, Principal Financial Officer and Director	20,855,911	(5)	26.13%
Richard Rutkowski, Director	-	(3)	-%
Alfred Fischer, Director	-	(3)	-%
All Officers and Directors as a Group (3 persons)	20,855,911		26.13%

Principal Stockholders
Gerhard Schlombs (Former officer and former director) 92 Wishing Well Drive Toronto, ON M1T 1J9	14,625,000	(6)	18.32%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	The address for each of our officers and directors is Suite 300, 714 1st Street, SE, Calgary, Alberta, Canada T2G 2G8

(3)	Mr. Rutkowski and Mr. Fischer were each granted an option to purchase 250,000 shares of our common stock. The exercise price of Mr. Rutkowski’s option is $0.83 and the exercise price of Mr. Fischer’s option is $0.75. The exercise prices represent the closing price of our common stock on the date that each board member was elected. There has been no final determination regarding the vesting of the right to purchase the common stock and the options were never issued, therefore we have not reported the option shares as being owned by either individual.

(4)	Josephine Agotilla has dispositive and voting control for SGP Group Inc.

(5)	Includes 855,908 shares of common stock that Mr. Agolli could acquire upon conversion of a promissory note in the principal amount of CDN$200,000.

(6)	This information has been taken from a public filing and has not been independently verified.

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

Director Independence

During the year ended December 31, 2013, we had two independent directors, Richard Rutkowski and Alfred Fischer, both of whom were appointed in March 2013. Art Agolli is not independent. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The Nasdaq Stock Market, and the Securities and Exchange Commission.

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

2013	$60,000
2012	$55,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by MaloneBailey LLP; certified accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$-
2012	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by MaloneBailey LLP; certified accountant for tax compliance, tax advice, and tax planning was:

2013	$-
2012	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$-
2012	$-

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Asset Purchase and Sale Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd. (1)
3.1	Articles of Incorporation (2)
3.1.1	Certificate of Amendment to Articles of Incorporation and Certificate of Merger (3)
3.2	Bylaws (2)
10.1	Assignment of Shares of Common Stock dated April 17, 2012 from Art Agolli in favor of Bearing Mineral Exploration Inc. (8)
10.2	Convertible Debenture dated June 27, 2012 issued to Sonoro Energy Ltd. (1)
10.3	Non-Compete and Non-Solicitation Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd .(1)
10.4	Consulting Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd. (1)
10.5	Share Sale Contract dated July 27, 2012 between the registrant and Sonoro Energy Ltd. (1)
10.6	Form of Iraq License Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd. (1)
10.7	Trust Agreement dated August 14, 2008 executed by Gerhard Schlombs (2)
10.8	Secured Convertible Debenture in the principal amount of CDN$200,000 issued on June 6, 2012 in favor of Art Agolli (6)
10.9	Enterprise Agreement between Petrosonic Albania Sha. and Pavli Vallja Company dated September 7, 2012 (4)
10.10	Convertible Debenture dated June 21, 2012 in the face amount of $40,000 issued to Jackson Bennett LLC (4)
10.11	Convertible Debenture dated June 6, 2012 in the face amount of CDN$50,000 issued to Westlake Advisors Corp. (6)
10.12	Convertible Debenture dated March 23, 2012 in the face amount of $50,000 issued to Sierra Growth Inc. (4)
10.13	Convertible Debenture dated April 18, 2012 in the face amount of $25,000 issued to Sierra Growth Inc. (4)
10.14	Amended and Restated Employment Agreement effective January 1, 2013 between the registrant and Art Agolli (4)
10.15	Consulting Agreement dated April 24, 2013 between the registrant and StoryCorp Consulting (8)
10.16	Consulting Agreement with Benjamin L. Padnos (6)
10.17	Consulting Agreement with Ormont Investor Relations and Strategic Communications, LLC and assignment to Loma Management Partners Inc. (8)
10.18	Memorandum of Understanding dated September 15, 2012 between the registrant and Quadrise Canada Corporation (6)
10.19	Form of Securities Purchase Agreement dated January 16, 2013 (5)
10.20	Form of Registration Rights Agreement dated January 16, 2013 (5)
10.21	Form of Warrant dated January 16, 2013 (5)
10.22	Amendment No. 1 to Petrosonic Energy, Inc. Convertible Debenture dated June 5, 2013 between the registrant and Art Agolli (8)
10.23	Warrant dated September 5, 2012 for the purchase of 140,000 shares of common stock issued to Jackson Bennett LLC (6)
10.24	Warrant dated September 24, 2012 for the purchase of 200,000 shares of common stock issued to Jackson Bennett LLC (6)
10.25	Petrosonic Energy, Inc. 2013 Equity Incentive Plan (9)
10.26	Master Toll Services Agreement dated April 3, 2013 between the registrant and IDK Petrol Albania Sila (7)
10.27	Agreement dated April 19, 2013 between the registrant and Brean Capital (7)
14	Code of Ethics (10)
21	List of Subsidiaries (9)
23.1	Consent of Independent Registered Accounting Firm *
31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer pursuant to 15d-15(e) promulgated under the Securities Exchange Act of 1934*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer)*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
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

(3) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 18, 2012.

(4) Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 3, 2013.

(5) Incorporated by reference to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2013.

(6) Incorporated by reference to the registrant’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on July 12, 2013.

(7) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 20, 2013.

(8) Incorporated by reference to the registration’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on February 11, 2013 as file number 333-186580.

(9) Incorporated by reference to the registration’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on July 12, 2013 as file number 333-189910.

(10) Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended October 31, 2009 filed with the Securities and Exchange Commission on January 27, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this 10th day of April 2014.

PETROSONIC ENERGY, INC.

By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer, President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 10, 2014	/s/ Art Agolli
Art Agolli, Chief Executive Officer, President,
Principal Executive Officer, Principal Financial and Account Officer and Director

Dated: April 10, 2014	/s/ Alfred Fischer
Alfred Fischer, Director

