Form 10-Q
period 2014-03-31
PETROSONIC ENERGY, INC.
filed 2014-05-15
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2014

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 15, 2014 the issuer has 79,821,654 shares of common stock, par value $.001, issued and outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	F-1

	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited)	F-1
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013 and from Inception (May 24, 2010) to March 31, 2014 (Unaudited)	F-2
	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and from Inception (May 24, 2010) to July 31, 2012 (Unaudited)	F-3
	Notes to Unaudited Consolidated Financial Statements	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6

Item 4.	Controls and Procedures	7

PART II	OTHER INFORMATION	8

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Mine Safety Disclosures	8

Item 5.	Other Information	8

Item 6.	Exhibits	9

SIGNATURES		10

PART I - FINANCIAL INFORMATION

Item 1- Financial Statement

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of March 31, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$854,129	$1,007,652
Receivable	51,214	50,607
Prepaid Expense	54,672	54,188
Inventory	75,879	75,744
Other Current Assets	16,430	23,513
Total current assets	1,052,324	1,211,704

Non-current assets:
Fixed assets - net	1,174,456	1,178,766
Land	70,000	70,000
Total assets	2,296,780	2,460,470

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$443,277	$457,177
Accounts payable to related parties	5,868	5,868
Accrued liabilities	214,560	174,911
Convertible debt to related parties	200,000	200,000
Total current liabilities	863,705	837,956

Stockholders’ Equity:
Common stock, $0.001 par value, 843,750,000 shares authorized, 79,821,654 and 79,821,654 shares issued and outstanding, respectively	$79,821	$79,821
Additional paid-in capital	4,978,932	4,972,751
Subscription note receivable	(140,000)	(140,000)
Deficit accumulated during the development stage	(3,327,338)	(3,140,114)
Accumulated other comprehensive (loss) income	(381,264)	(376,836)
Total Petrosonic Energy, Inc. stockholders’ equity	1,210,151	1,395,622
Non-controlling interest	222,924	226,892
Total stockholders’ equity	1,433,075	1,622,514
Total liabilities and stockholders’ deficit	$2,296,780	$2,460,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F-1

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	August 1, 2012 Through March 31, 2014	May 24, 2010 (Inception) Through July 31, 2012
	Successor	Successor	Successor	Predecessor
Revenues	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Selling, General and Administrative	175,647	349,698	2,565,840	38,599
Depreciation and Amortization Expense	10,613	3,048	55,556	5,081

Total operating expenses	186,260	352,746	2,621,396	43,680

(Loss) income from operations	(186,260)	(352,746)	(2,621,396)	(43,680)

Other income (expense)
Interest income	-	-	14	18
Interest Expense	(4,932)	(384,408)	(437,269)	-
Bargain purchase gain	-	-	7,741	-
Loss on extinguishment of debt	-	(28,083)	(28,083)	-
Total other income (expense)	(4,932)	(412,491)	(457,597)	18

Net Loss	(191,192)	(765,237)	(3,078,993)	(43,662)

Net loss attributable to non-controlling interest	3,968	2,758	85,472

Net loss attributable to Petrosonic Energy, Inc	$(187,224)	$(762,479)	$(2,993,521)

Basic and diluted net loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	79,821,654	77,735,027

Other Comprehensive Income (Loss):

Net loss	$(191,192)	$(765,237)	$(3,078,993)	$(43,662)

Foreign currency translation adjustment	(4,428)	(252,748)	(381,264)	110,273

Comprehensive (loss) income	(195,620)	(1,017,985)	(3,460,257)	$66,611

Comprehensive loss attributable to noncontrolling interest	3,968	2,758	85,472

Comprehensive loss attributable to Petrosonic Energy, Inc.	$(191,652)	$(1,015,227)	$(3,374,785)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F-2

PETROSONIC ENERGY, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	August 1, 2012 Through March 31, 2014	May 24, 2010 (Inception) Through July 31, 2012
	Successor	Successor	Successor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(191,192)	$(765,237)	$(3,078,993)	$(43,662)
Adjustments to reconcile net income (loss ) to net cash used in operating activities:
Depreciation expense	10,613	3,048	55,556	5,081
Amortization of debt discounts	-	376,764	396,372	-
Loss on extinguishment of debt	-	28,083	28,083	-
Bargain purchase gain- Albania	-	-	(7,741)	-
Shares issued for services	6,181	129,391	904,589	-
Stock Warrant issued for services	-	-	149,843	-
Changes in operating assets and liabilities:
Receivable	(607)	106,666	(9,204)	(42,010)
Inventory and Supplies	(135)	(53,947)	(75,879)	-
Prepaid expenses	(484)	(137,631)	(54,672)	-
Accounts payable and accrued expenses	32,832	158,014	621,890	4,942
Accounts payable to related parties	-	(6,782)	5,868	-
CASH USED IN OPERATING ACTIVITIES	(142,792)	(161,631)	(1,064,288)	(75,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of Albania	-	-	11,448	-
Cash paid for purchase of land	-	-	(70,000)	-
Cash paid for purchase of fixed assets	(6,303)	(74,029)	(456,589)	(731,129)
CASH USED IN INVESTING ACTIVITIES	(6,303)	(74,029)	(515,141)	(731,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net	-	1,718,000	3,107,500	-
Capital contributions	-	-	-	704,378
Principal payments on convertible debt	-	(250,000)	(250,000)	-
CASH USED IN FINANCING ACTIVITIES	-	1,468,000	2,857,500	704,378

Effects of foreign exchange on cash	(4,428)	(257,897)	(431,078)	113,924

NET DECREASE IN CASH	(153,523)	974,443	846,993	11,524
CASH AT BEGINNING OF YEAR	1,007,652	1,200,676	7,136	-
CASH AT YEAR END	$854,129	$2,175,119	$854,129	$11,524

NON-CASH TRANSACTIONS
Beneficial conversion feature	$-	$165,000	$378,956	$-
Common stock issued for note receivable	-	140,000	140,000	-
Common stock issued for debt and interest	-	176,852	176,852	-
Deposit used for acquisition of Albania	-	-	250,000	-
Convertible debt issued for acquisition of Albania, net of discount	-	-	204,852	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F-3

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

The consolidated financial statements included herein are the consolidated financial statements of Petrosonic Energy, Inc. and its 60% owned subsidiary, Petrosonic Albania, Sha.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of Petrosonic Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, as filed with the SEC on Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended December 31, 2013, as reported in the Form 10-K, have been omitted.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company and its 60% owned subsidiary, Petrosonic Albania, Sha. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2:	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has suffered recurring net losses since inception, has an accumulated deficit at March 31, 2014 and does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 3:	Subsequent Events

Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued.

F-4

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

Recent Events

During the first quarter of 2014, we completed the construction of the portion of our plant in Albania related to our de-asphalting operations. We expect to receive the environmental permit or approval necessary for us to begin our de-asphalting operations during the second quarter of 2014

Our plant in Albania has completed installing the equipment necessary to begin emulsifying fuel oil and we received the fire permit that is required before we can undertake emulsification processing. On April 10, 2013 we announced the execution of a Master Toll Services Agreement with IDK Petrol Albania Sha. (“IDK”), an Albanian energy company. Under the agreement, IDK engaged us as a processor and producer of heavy hydrocarbon emulsion fuel oil and emulsified bitumen from heavy oil and agreed to pay us per barrel fees based on both the quantity of oil to be processed and the quality of the end product produced. Pricing of the processed oil, delivery dates and specifications, among other terms, were to be determined at the time each purchase order was issued. The Master Toll Services Agreement did not require IDK to provide a minimum amount of feedstock during the term of the agreement. We earned no revenues from this agreement through March 31, 2014 and the agreement has expired. At this time we do not expect to renew the agreement.

We signed a Memorandum of Terms for Sales, Distribution and Manufacturing Agreement (the “Memorandum”) dated June 24, 2013 with East West Partners, LLC (“EWP”). The Memorandum is not binding on either party. Subject to the completion of due diligence by both sides, the parties commit to sign a definitive Sales, Distribution and License Agreement pursuant to which EWP will be granted a non-exclusive license to sell, distribute, outsource manufacture and sub-license our Sonoprocess heavy oil processing technology and our heavy oil emulsification technology for the territories of China, Kazakhstan and state of California. The license fee, which has not yet been determined, will be based on each barrel of oil processed by EWP using our technology. No definitive Sales, Distribution and License Agreement has been executed.

Going Concern Uncertainties

As of the date of this report, there is doubt regarding our ability to continue as a going concern as we have not generated any revenues to date and we do not know when or if we will be able to general revenues in the future to fund our business operations and loan commitments. The financial statements included in this report have been prepared on a going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. If we are not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

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

We completed the construction of our facility in Albania during the first quarter of 2014. We intend to seek a reputable processor of heavy oil as a joint venture partner and to start building another facility located in Alberta, Canada or another jurisdiction with large heavy oil production and reserves. We do not have any commitments for financing, either now or in the future. Our goals during 2014 are to begin to generate revenue from both the emulsification processing and from the de-asphalting sonication process, and to begin to expand our operations into other countries. Ultimately, we expect to generate revenue by licensing our technology to third parties, forming joint ventures to build more processing facilities and through our own stand-alone toll processing facilities. We cannot guarantee that we will begin processing oil as planned or, if our oil processing operations begin, that they will generate significant revenue.

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

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were not impaired as of December 31, 2013 or March 31, 2014.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

We did not generate any revenue for the three months ended March 31, 2014 or March 31, 2013.

General and administrative expenses were $175,647 for the three months ended March 31, 2014. Our operating expenses were comprised of costs for legal services in the amount of $33,665, or approximately 19% of our operating expenses, for compensation in the amount of $39,218, or approximately 22% of our operating expenses, for transfer agent and filing fees in the amount of $7,020, or approximately 4% of our operating expenses, for audit, accounting, and related fees of $43,250, or approximately 25% of our operating expenses, for repair and maintenance services in the amount of $6,575, or approximately 4% of our operating expenses, for office expenses in the amount of $6,550, or approximately 4% of our operating expenses, and for travel and entertainment in the amount of $15,369, or approximately 9% of our operating expenses. We also spent $24,000 for investor relations services. In addition, we recognized depreciation expense of $10,613 for the three months ended March 31, 2014. General and administrative expenses during the three months ended March 31, 2013 totaled $349,698 and included costs for legal, accounting, investor relations and other administrative costs incurred by us in connection with developing and beginning the implementation of our operating plan as well as costs related to public company compliance matters. In addition, we recognized depreciation expense of $3,048 for the quarter ended March 31, 2013. The decline in operating expenses of $174,051, or approximately 50%, is a result of our efforts to rein in expenses. Specifically, we reduced legal fees and transfer agent and filing fees.

Our loss from operations of $186,260 resulted from the operating expenses we incurred, as described above. Loss from operations for the three months ended March 31, 2013 was $352,746.

Interest expense was $4,932 for the three months ended March 31, 2014. Interest expense for the three months ended March 31, 2013 was $384,408. The significant decline in interest expense was a result of the reduction of the amortization and extinguishment of unamortized discount, as well as amortization of the extinguished notes.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net income attributable to non-controlling interest of $3,968 and $2,758 reflects the portion of the net income of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the three months ended March 31, 2014 and 2013, respectively.

The net loss attributable to Petrosonic Energy, Inc. for the three months ended March 31, 2014 of $187,224 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the income attributable to the non-controlling interest described above. The net loss for three months ended March 31, 2013 was $762,479. The significant decrease in net loss of $575,255, or approximately 75%, resulted primarily from the reduction in our expenses and the reduction in interest expense.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $854,129 compared with $1,007,652 at December 31, 2013. As of March 31, 2014, we had total current assets of $1,052,324 and total current liabilities of $863,705, resulting in a working capital balance of $188,619 on that date. We have incurred an accumulated deficit during the development stage of $3,327,338

Operating activities for the three months ended March 31, 2014 resulted in net cash used of $142,792 compared with cash used in operations for the three months ended March 31, 2013 of $161,631. For the three months ended March 31, 2014, cash used in operating activities resulted from an increase in accounts payable. For the three months ended March 31, 2013, cash used in operating activities resulted from the shares issued for services and increase in operating costs, use of cash for the acquisition of prepaid expenses and inventory.

Investing activities for the three months ended March 31, 2014 resulted in net cash used of $6,303 during the three months ended March 31, 2014 compared with cash used for investing activities for the three months ended March 31, 2013 of $74,029. The cash used for investing activities resulted from cash paid for the acquisition of property and equipment during the three months ended March 31, 2014 and 2013.

Financing activities for the three months ended March 31, 2014 resulted in net cash provided of $0 compared with cash provided by financing activities for the three months ended March 31, 2013 of $1,468,000. The change reflects $1,718,000 in net proceeds from the sale of common stock offset by cash payments of $250,000 on convertible debt in 2013.

The effects of foreign exchange resulted in a negative effect on cash of $4,428 during the three months ended March 31, 2014 compared with a negative effect of $257,897 during the three months ended March 31, 2013. The change reflects the effects of the variability in the rates of exchange of the various currencies in which the Company transacted business during the periods presented.

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

Trends, Events and Uncertainties

Discussions with Sonoro Energy Ltd.

On July 27, 2012, pursuant to the terms of an Asset Purchase and Sale Agreement we acquired certain assets from Sonoro Energy Ltd., including technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, two sonic reactors and a solvent recovery system. Upon extensive testing of the Sonoro assets after the closing date, we determined that additional development was required to bring the purchased assets to the specifications that we were promised by Sonoro. We corrected the failures of the purchased assets and we are currently in discussions with Sonoro to mutually resolve our differences. If we are unable to resolve our differences amicably, we will consider pursuing our legal and equitable remedies.

Potential Excise Tax Liability

The Customs Code of the Republic of Albania does not specifically address the collection of excise taxes on synthetic fuel oil as this is the first time such a product is being manufactured and sold in the country. The Company is working with the Albanian tax authorities to determine its excise tax liability, therefore, at this time the Company cannot provide an estimate of the proposed tax rate percentage that will be imposed by the Albanian government. The Company has chosen to process and sell the synthetic fuel oil only after the excise tax has been determined by the Customs Department. At this time the Company does not believe that it has incurred any excise tax liability as it has not sold any product in the market.

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

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

●	Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

●	We did not maintain proper segregation of duties for the preparation of our financial statements – The majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

I.)	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

II.)	Lack of control over preparation of financial statements, and proper application of accounting policies.

●	We lack sufficient information technology controls and procedures – As of March 31, 2014, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

●	Lack of formal review process that includes multiple levels of review, resulting in several audit adjustments.

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 which we filed with the Securities and Exchange Commission on April 11, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of Petrosonic Energy, Inc. (1)

3.1.1	Articles of Amendment to Articles of Incorporation of Petrosonic Energy, Inc. (2)

3.2	Bylaws, as amended (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (Unaudited); (ii) Consolidated Statements of Operations (Unaudited); (iii) Consolidated Statements of Cash Flows (Unaudited); (iv) Notes to Unaudited Consolidated Financial Statements.*+

*Filed herewith

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 19, 2008.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.

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

PETROSONIC ENERGY, INC.
(Registrant)

Date: May 15, 2014	By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer and Principal Financial Officer

