Form 10-Q
period 2014-06-30
PETROSONIC ENERGY, INC.
filed 2014-08-13
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2014

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

As of August 12, 2014 the issuer has 80,738,321 shares of common stock, par value $.001, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

PETROSONIC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of June 30, 2014	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$685,701	$1,007,652
Receivable	48,900	50,607
Prepaid Expense	76,902	54,188
Inventory	75,879	75,744
Other Current Assets	17,016	23,513
Total current assets	904,398	1,211,704

Non-current assets:
Fixed assets - net	1,163,843	1,178,766
Land	70,000	70,000
Total assets	2,138,241	2,460,470

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$461,701	$457,177
Accounts payable to related parties	5,868	5,868
Accrued liabilities	184,915	174,911
Convertible debt to related parties	200,000	200,000
Total current liabilities	852,484	837,956

Stockholders’ Equity:
Common stock, $0.001 par value, 843,750,000 shares authorized, 80,738,321 and 79,821,654 shares issued and outstanding, respectively	$80,738	$79,821
Additional paid-in capital	5,349,212	4,972,751
Subscription note receivable	(140,000)	(140,000)
Accumulated deficit	(3,865,690)	(3,140,114)
Accumulated other comprehensive (loss) income	(347,254)	(376,836)
Total Petrosonic Energy, Inc. stockholders' equity	1,077,006	1,395,622
Non-controlling interest	208,751	226,892
Total stockholders’ equity	1,285,757	1,622,514
Total liabilities and stockholders’ deficit	2,138,241	2,460,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F-1

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Selling, General and Administrative	536,926	945,269	712,573	1,294,967
Depreciation and Amortization Expense	10,613	3,048	21,226	6,096
Total operating expenses	547,539	948,317	733,799	1,301,063

(Loss) income from operations	(547,539)	(948,317)	(733,799)	(1,301,063)

Other income (expense)
Interest Expense	(4,986)	(4,986)	(9,918)	(389,394)
Loss on extinguishment of debt	-	-	-	(28,083)
Total other income (expense)	(4,986)	(4,986)	(9,918)	(417,477)

Net Loss	(552,525)	(953,303)	(743,717)	(1,718,540)

Net income (loss) attributable to non-controlling interest	14,173	7,407	18,141	10,165

Net loss attributable to Petrosonic Energy, Inc.	$(538,352)	$(945,896)	$(725,576)	$(1,708,375)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average common shares outstanding	80,266,099	79,236,463	80,042,649	78,489,893

Other Comprehensive Income (Loss):

Net loss	$(552,525)	$(953,303)	$(743,717)	$(1,718,540)

Foreign currency translation adjustment	25,154	(427,526)	29,582	(203,090)

Comprehensive (loss) income	(527,371)	(1,380,829)	714,135	(1,921,630)

Comprehensive income (loss) attributable to noncontrolling interest	14,173	7,407	18,141	10,165

Comprehensive loss attributable to Petrosonic Energy, Inc.	$(513,198)	$(1,373,422)	$(695,994)	$(1,911,465)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

F-2

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(743,717)	$(1,718,540)
Adjustments to reconcile net income (loss ) to net cash used in operating activities:
Depreciation expense	21,226	6,096
Amortization of debt discounts	-	376,764
Loss on extinguishment of debt	-	28,083
Shares issued for services	377,378	665,803
Stock Warrant issued for services	-	149,843
Changes in operating assets and liabilities:
Receivable	1,707	106,666
Inventory and Supplies	(135)	(53,522)
Prepaid expenses	(22,714)	(397,461)
Accounts payable and accrued expenses	21,025	277,168
Accounts payable to related parties	-	(6,782)
CASH USED IN OPERATING ACTIVITIES	(345,230)	(565,882)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(6,303)	(127,379)
CASH USED IN INVESTING ACTIVITIES	(6,303)	(127,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net	-	1,718,000
Principal payments on convertible debt	-	(250,000)
CASH USED IN FINANCING ACTIVITIES	-	1,468,000

Effects of foreign exchange on cash	29,582	(203,090)

NET DECREASE IN CASH	(321,951)	571,649
CASH AT BEGINNING OF YEAR	1,007,652	1,200,676
CASH AT YEAR END	$685,701	$1,772,325

NON-CASH TRANSACTIONS
Beneficial conversion feature	$-	$165,000
Common stock issued for note receivable	-	140,000
Common stock issued for debt and interest	-	176,852
Deposit used for acquisition of Albania	-	-
Convertible debt issued for acquisition of Albania, net of discount	-	-

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

The company has limited operations and is considered to be in the development stage. In the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2:	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has suffered recurring net losses since inception, has an accumulated deficit at June 30, 2014 and does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 3:	Stockholders’ Equity

On May 21, 2014, the Company entered into a Non-Exclusive Sales, Distribution, Manufacturing and License Agreement and a Consulting Agreement with a consulting firm. In consideration of these services, the Company will issue 9,000,000 shares and a 10-year warrant for the purchase of 3,000,000 shares at an exercise price of $0.148 per share. The warrants vest immediately and have a fair value of $321,197 as calculated using the using Black-Scholes model. Assumptions used in the Black- Scholes model include: (1) a discount rate of 0%; (2) an expected term of 10 years; (3) an expected volatility of 117%; and (4) zero expected dividends. The shares are to be issued in quarterly installments beginning in August 2014. The fair value of the shares will be determined upon the completion of the services. During the six months ended June 30, 2014, $37,500 in fair value was recognized under this award. The fair value of the unvested portion as of June 30, 2014 was determined to be $997,500, which will be recognized over the remaining service period. No common shares have been issued under this agreement.

On June 17, 2014, the Company entered into a Consulting Agreement with an individual. In consideration for these services the Company will issue 2,000,000 shares to him. During the six months ended June 30, 2014, $12,500 in fair value was recognized under this award. The remaining fair value of the unvested portion as of June 30, 2014 was determined to be $217,500, which will be recognized over the remaining service period. No common shares have yet been issued under this agreement.

On January 11, 2013, the Company entered into a one-year agreement with a firm that provides legal services in exchange for 900,000 shares. These shares were issued in quarterly installments beginning in April 2013. Under certain circumstances, the number of shares may be adjusted based on the type and amount of services provided by the firm.. During 2013, $490,561 in fair value was recognized in conjunction with the issuance. The fair value of the unvested portion as of December 31, 2013 was $5,563, which was recognized during the period end June 30, 2014. As of June 30, 2014, these shares have fully vested.

On January 15, 2013, the Company entered into a one-year agreement with an individual for consulting services in exchange for 100,000 shares. The shares were issued in quarterly installments beginning in April 2013. During 2013, $54,382 in fair value was recognized in conjunction with the issuance. The fair value of the unvested portion as of December 31, 2013 was determined to be $618, which was recognized during the period end June 30, 2014. As of June 30, 2014, these shares have fully vested.

NOTE 4:	Subsequent Events

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

OVERVIEW

We are a company focused on the treatment and upgrading of heavy oil (specifically by sonicated solvent de-asphalting) and the manufacture of synthetic crude oil through emulsification of heavy crudes and asphaltenes. We are in the process of bringing online our first synthetic fuel oil manufacturing facility located in Albania, which has a manufacturing capacity of 3,000 bbls/day. We have not generated any revenue since inception. We plan to generate revenue from our Albania synthetic fuel oil plant and through commercialization of our Sonoprocess™ heavy oil technology by integrating our system into oil producer treatment facilities as well as by developing our own stand-alone processing facilities. We have funded our operations to date through the issuance of convertible debentures and sales of shares of our common stock.

Recent Events

During the first quarter of 2014, we completed the construction of our plant in Albania related to our synthetic fuel oil operations. We expect to receive the approval necessary for us to begin synthetic fuel oil manufacturing during the third quarter of 2014.

Our plant in Albania has completed installing the equipment necessary to begin emulsifying fuel oil and we received the fire permit that is required before we can undertake emulsification processing. On April 10, 2013 we announced the execution of a Master Toll Services Agreement with IDK Petrol Albania Sha. (“IDK”), an Albanian energy company. Under the agreement, IDK engaged us as a processor and producer of heavy hydrocarbon emulsion fuel oil and emulsified bitumen from heavy oil and agreed to pay us per barrel fees based on both the quantity of oil to be processed and the quality of the end product produced. Pricing of the processed oil, delivery dates and specifications, among other terms, were to be determined at the time each purchase order was issued. The Master Toll Services Agreement did not require IDK to provide a minimum amount of feedstock during the term of the agreement. We earned no revenues from this agreement through June 30, 2014 and the agreement has expired. At this time we do not expect to renew the agreement.

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

On May 21, 2014, we entered into a Non-Exclusive Sales, Distribution, Manufacturing and License Agreement (the “License Agreement”) and a Consulting Agreement (the “Consulting Agreement”) with Kuai Le GU, LLC (“KLG”).

Pursuant to the License Agreement, the Company granted to KLG a non-exclusive license to exploit, in the People’s Republic of China (which includes Hong Kong Special Administrative Region, Macau Special Administrative Region or Taiwan), the Republic of Indonesia and the Federation of Malaysia (collectively, the “Territory”), the Company’s heavy oil processing and treatment technologies (the “Technology”). The license includes a right to sublicense.

In consideration for granting the license KLG will pay a perpetual license royalty to the Company as follows: (i) 5% of the per barrel spot price of West Texas Intermediate (averaged over the quarter) for each barrel of oil produced post-processing using the Technology in the Territory; and (ii) 5% of the per barrel spot price of West Texas Intermediate (averaged over the quarter) for each barrel of oil produced post-processing using the Technology in the Territory by any sublicensee. Royalties must be paid on the 30th day following the close of each calendar quarter. Any royalty payment not paid when due will accrue interest, to the extent permitted by law, at two percentage points above the prime rate of interest as reported in The Wall Street Journal on the date payment is due, with interest calculated based on the number of days the payment is delinquent.

The License Agreement may be terminated by KLG on 120 days notice to the Company. The License Agreement may also be terminated (i) upon written notice by either party if the other party is in breach of any material obligation of the License Agreement and has not cured the breach within 90 days after written notice requesting cure of the breach or (ii) if either party files or institutes bankruptcy, reorganization, liquidation or receivership proceedings, or upon an assignment of a substantial portion of a party’s assets for the benefit of creditors, provided, however, that in the case of any involuntary bankruptcy proceeding the right to terminate will only become effective if the party subject thereto consents to involuntary bankruptcy or the proceeding is not dismissed within 90 days after the filing thereof.

Consulting Agreement

Pursuant to the Consulting Agreement, KLG has agreed to assist the Company in expanding and managing its existing intellectual property, including preparing any patent applications and provisional patent applications and, at KLG’s discretion, soliciting and obtaining new inventions and related patent rights to strengthen, support and expand the Company’s existing intellectual property. KLG has also agreed to provide referrals to the Company for its products and services to potential customers, distributors or other potential commercial partners and to provide to the Company referrals for the licensing or other monetization of the Company’s existing intellectual property and any intellectual property developed in collaboration with KLG. The term of the Consulting Agreement is three years. The term will automatically renew for additional one year terms unless terminated by either party on 30 days written notice before the end of the term.

In consideration of the services to be provided by KLG, the Company will issue to KLG 9,000,000 shares of common stock (the “Shares”) and has issued a 10 year warrant (the “Warrant”) for the purchase of 3,000,000 shares of common stock at an exercise price of $0.148 per share.

The Company will have the option to repurchase from KLG up to 3,000,000 of the Shares, at par value, upon the occurrence of the following:

(a) If the Consulting Agreement is terminated by the Company for Default, as defined in the Consulting Agreement, the Company will, upon the date of such termination, have an irrevocable, exclusive option to repurchase (the “Repurchase Option”) any of the Shares which have not yet been released from the Repurchase Option as described below, at par value (the “Repurchase Price”). In the event that KLG terminates the Consulting Agreement for Default, the Repurchase Option will be automatically and immediately deemed terminated.

(b) So long as the Consulting Agreement has not been terminated, the Shares will be released from the Repurchase Option according to the schedule outlined below.

Termination within days after the Effective Date	Percentage of total Shares
1-90	12.5%
91-180	12.5%
181-270	12.5%
271-360	12.5%

Eric Bell, Tim Londergan, Yan Sheng and others are principals of KLG and will oversee various aspects of KLG’s performance in rendering the services pursuant to the Consulting Agreement.

On June 17, 2014 we entered into a Consulting Agreement with Richard Rutkowski, one of the Company’s directors. Unless terminated in accordance with its terms, the Consulting Agreement will expire on May 1, 2017, which is three years after the effective date. Pursuant to the Consulting Agreement, Mr. Rutkowski will assist the Company with developing, documenting and executing an effective business plan, operating model and business and financing strategy. Mr. Rutkowski will also provide input on related operating planning, budgeting, corporate finance and organizational development initiatives including helping to source and qualify additional candidate members of the Company’s management team and board of directors. Mr. Rutkowski will also work with management and the appropriate outside agents with the goal of enhancing and extending the Company’s intellectual property position and strategy and supporting the Company’s ability to monetize its patent estate both within its core markets and selectively in other fields of use as may apply.

In consideration for the services Mr. Rutkowski will provide, the Company will issue 2,000,000 shares of common stock to him. The Consulting Agreement may be terminated without cause on 30 days written notice by the Company provided, however, that the Company may not terminate the Consulting Agreement without cause for a period of 120 days from the effective date. If there is a material breach of or default under the Consulting Agreement, including for failure or inadequacy of Mr. Rutkowski’s performance, that is not cured upon 30 days written notice, the Company may also terminate the Consulting Agreement. The Company has the right, which may be exercised for a period of 180 days following a for cause termination, to repurchase from Mr. Rutkowski 1,000,000 shares of the stock compensation for the price of $100. The repurchase right shall expire as to 250,000 shares on each of July 31, 2014, October 31, 2014, January 31, 2015 and April 30, 2015.

Going Concern Uncertainties

As of the date of this report, there is doubt regarding our ability to continue as a going concern as we have not generated any revenues to date and we do not know when or if we will be able to generate revenues in the future to fund our business operations. The financial statements included in this report have been prepared on a going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. If we are not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

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

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were not impaired as of December 31, 2013 or June 30, 2014.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

We did not generate any revenue for the three months ended June 30, 2014 or June 30, 2013.

General and administrative expenses were $536,926 for the three months ended June 30, 2014. Our operating expenses were comprised of costs for legal services in the amount of $36,204, or approximately 7% of our operating expenses, for compensation in the amount of $41,035, or approximately 8% of our operating expenses, for transfer agent and filing fees in the amount of $2,238, or approximately 0.4% of our operating expenses, for audit, accounting, and related fees of $30,494, or approximately 6% of our operating expenses, consulting fees of $373,727, or approximately 71% of our operating expenses, for office expenses in the amount of $14,743, or approximately 3% of our operating expenses, and for travel and entertainment in the amount of $3,502, or approximately 1% of our operating expenses. We also spent $28,450 for investor relations services. In addition, we recognized depreciation expense of $10,613 for the three months ended June 30, 2014. General and administrative expenses during the three months ended June 30, 2013 totaled $945,269 and included costs for legal, accounting, investor relations and other administrative costs incurred by us in connection with developing and beginning the implementation of our operating plan as well as costs related to public company compliance matters. In addition, we recognized depreciation expense of $3,048 for the quarter ended June 30, 2013. The decline in operating expenses of $400,778, or approximately 52%, is a result of our efforts to rein in expenses. Specifically, we reduced legal fees and transfer agent and filing fees.

Our loss from operations of $547,539 resulted from the operating expenses we incurred, as described above. Loss from operations for the three months ended June 30, 2013 was $948,317.

Interest expense was $4,986 for the three months ended June 30, 2014. Interest expense for the three months ended June 30, 2013 was $4,986.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net income attributable to non-controlling interest of $14,173 and $7,407 reflects the portion of the net income of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the three months ended June 30, 2014 and 2013, respectively.

The net loss attributable to Petrosonic Energy, Inc. for the three months ended June 30, 2014 of $538,352 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the income attributable to the non-controlling interest described above. The net loss attributable to Petrosonic Energy, Inc. for the three months ended June 30, 2013 was $945,896. The significant decrease in net loss attributable to Petrosonic Energy, Inc. of $407,544, or approximately 43%, resulted primarily from the reduction in our expenses.

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

We did not generate any revenue for the six months ended June 30, 2014 or June 30, 2013.

General and administrative expenses were $712,573 for the six months ended June 30, 2014. Our operating expenses were comprised of costs for legal services in the amount of $69,869, or approximately 10% of our operating expenses, for compensation in the amount of $80,253, or approximately 11% of our operating expenses, for transfer agent and filing fees in the amount of $9,258, or approximately 1% of our operating expenses, for audit, accounting, and related fees of $73,744, or approximately 10% of our operating expenses, for consulting fees in the amount of $373,727, or approximately 52% of our operating expenses for repair and maintenance services in the amount of $6,575, or approximately 1% of our operating expenses, for office expenses in the amount of $21,293, or approximately 3% of our operating expenses, and for travel and entertainment in the amount of $18,871, or approximately 3% of our operating expenses. We also spent $52,450 for investor relations services. In addition, we recognized depreciation expense of $21,226 for the six months ended June 30, 2014. General and administrative expenses during the six months ended June 30, 2013 totaled $1,294,967 and included costs for legal, accounting, investor relations and other administrative costs incurred by us in connection with developing and beginning the implementation of our operating plan as well as costs related to public company compliance matters. In addition, we recognized depreciation expense of $6,096 for the six months ended June 30, 2013. The decline in operating expenses of $582,394, or approximately 45%, is a result of our efforts to rein in expenses. Specifically, we reduced legal fees and transfer agent and filing fees.

Our loss from operations of $733,799 resulted from the operating expenses we incurred, as described above. Loss from operations for the six months ended June 30, 2013 was $1,301,063.

Interest expense was $9,918 for the six months ended June 30, 2014. Interest expense for the six months ended June 30, 2013 was $389,394. The significant decline in interest expense was a result of the reduction of the amortization and extinguishment of unamortized discount, as well as amortization of the extinguished notes.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net income attributable to non-controlling interest of $18,141 and $10,165 reflects the portion of the net income of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the six months ended June 30, 2014 and 2013, respectively.

The net loss attributable to Petrosonic Energy, Inc. for the six months ended June 30, 2014 of $725,576 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the income attributable to the non-controlling interest described above. The net loss attributable to Petrosonic Energy, Inc. for the six months ended June 30, 2013 was $1,708,375. The significant decrease in net loss attributable to Petrosonic Energy, Inc. of $982,799, or approximately 81%, resulted primarily from the reduction in our expenses and the reduction in interest expense.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $685,701 compared with $1,007,652 at December 31, 2013. As of June 30, 2014, we had total current assets of $904,398 and total current liabilities of $852,484, resulting in a working capital balance of $51,914 on that date. We have incurred an accumulated deficit of $3,865,690.

Operating activities for the six months ended June 30, 2014 resulted in net cash used of $345,230 compared with cash used in operations for the six months ended June 30, 2013 of $565,882. For the six months ended June 30, 2014, cash used in operating activities resulted primarily from an increase in accounts payable. For the six months ended June 30, 2013, cash used in operating activities resulted from the shares issued for services and an increase in operating costs, use of cash for the acquisition of prepaid expenses and inventory.

Investing activities for the six months ended June 30, 2014 resulted in net cash used of $6,303 during the six months ended June 30, 2014 compared with cash used for investing activities for the six months ended June 30, 2013 of $127,379. The cash used for investing activities resulted from cash paid for the acquisition of property and equipment during the six months ended June 30, 2014 and 2013.

Financing activities for the six months ended June 30, 2014 resulted in net cash provided of $0 compared with cash provided by financing activities for the six months ended June 30, 2013 of $1,468,000. The change reflects $1,718,000 in net proceeds from the sale of common stock offset by cash payments of $250,000 on convertible debt in 2013.

The effects of foreign exchange resulted in a positive effect on cash of $29,582 during the six months ended June 30, 2014 compared with a negative effect of $203,090 during the six months ended June 30, 2013. The change reflects the effects of the variability in the rates of exchange of the various currencies in which the Company transacted business during the periods presented.

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

Potential Excise Tax Liability

The Customs Code of the Republic of Albania does not specifically address the collection of excise taxes on synthetic fuel oil as this is the first time such a product is being manufactured and sold in the country. The Company is working with the Albanian tax authorities to determine its excise tax liability, therefore, at this time the Company cannot provide an estimate of the proposed tax rate percentage that will be imposed by the Albanian government. The Company has chosen to process and sell the synthetic fuel oil only after the excise tax has been determined by the Customs Department to avoid any excise tax liabilities. At this time the Company does not believe that it has incurred any excise tax liability as it has not sold any product in the market.

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

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

●	Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

●	We did not maintain proper segregation of duties for the preparation of our financial statements – The majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

I.)	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

II.)	Lack of control over preparation of financial statements, and proper application of accounting policies.

●	We lack sufficient information technology controls and procedures – As of June 30, 2014, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

●	Lack of formal review process that includes multiple levels of review, resulting in several audit adjustments.

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 which we filed with the Securities and Exchange Commission on April 11, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information relating to the shares of common stock to be issued and the warrant issued to Kuai Le Gu is included in this report and in the Current Report on Form 8-K we filed with the Securities and Exchange Commission on May 23, 2014.

Information relating to the shares of common stock to be issued to Richard Rutkowski in exchange for consulting services is included in this report and in the Current Report on Form 8-K we filed with the Securities and Exchange Commission on June 18, 2014. We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, to issue the common stock inasmuch as Mr. Rutkowski is a member of our Board of Directors and is in possession of the information that registration of the common stock would provide and there was no form of general solicitation or general advertising relating to the issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of Petrosonic Energy, Inc. (1)

3.1.1	Articles of Amendment to Articles of Incorporation of Petrosonic Energy, Inc. (2)

3.2	Bylaws, as amended (3)

10.1	Non-Exclusive Sales, Distribution, Manufacturing and License Agreement dated May 21, 2014 between Petrosonic Energy, Inc. and Kuai Le GU, LLC (4)

10.2	Consulting Agreement dated May 21, 2014 between Petrosonic Energy, Inc. and Kuai Le GU, LLC (4)

10.3	Warrant issued to Kuai Le GU, LLC (4)

10.4	Contract for Services dated as of May 1, 2014 between the Company and Richard F. Rutkowski (5)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the six months ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (Unaudited); (ii) Consolidated Statements of Operations (Unaudited); (iii) Consolidated Statement of Stockholders’ Equity (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Consolidated Financial Statements.*

*	Filed herewith
(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 19, 2008.
(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012.
(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2013.
(4)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2014.
(5)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 18,2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSONIC ENERGY, INC.
(Registrant)

Date: August 13, 2014	By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer and Principal Financial Officer

