Form 10-Q
period 2014-09-30
PETROSONIC ENERGY, INC.
filed 2014-11-12
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2014

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

As of November 12, 2014 the issuer has 88,821,654 shares of common stock, par value $.001, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

PETROSONIC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$580,508	$1,007,652
Receivable	38,629	50,607
Prepaid Expense	85,715	54,188
Inventory	69,721	75,744
Other Current Assets	16,215	23,513
Total current assets	790,788	1,211,704

Non-current assets:
Fixed assets - net	1,057,623	1,178,766
Land	70,000	70,000
Total assets	1,918,411	2,460,470

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$457,155	$457,177
Accounts payable to related parties	5,868	5,868
Accrued liabilities	223,801	174,911
Convertible debt to related parties	200,000	200,000

Total current liabilities	886,824	837,956

Stockholders’ Equity:
Common stock, $0.001 par value, 843,750,000 shares authorized, 88,821,654 and 79,821,654 shares issued and outstanding, respectively	$89,154	$79,821
Additional paid-in capital	5,490,700	4,972,751
Subscription note receivable	(140,000)	(140,000)
Deficit accumulated during the development stage	(4,192,390)	(3,140,114)
Accumulated other comprehensive (loss) income	(399,097)	(376,836)
Total Petrosonic Energy, Inc. stockholders’ equity	848,367	1,395,622
Non-controlling interest	183,220	226,892
Total stockholders’ equity	1,031,587	1,622,514
Total liabilities and stockholders’ deficit	$1,918,411	$2,460,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
Selling, General and Administrative	336,577	455,671	1,049,150	1,750,638
Depreciation and Amortization Expense	10,613	3,048	31,839	9,144
Total operating expenses	347,190	458,719	1,080,989	1,759,782

(Loss) income from operations	(347,190)	(458,719)	(1,080,989)	(1,759,782)

Other income (expense)
Interest Expense	(5,041)	(5,041)	(14,959)	(394,435)
Loss on extinguishment of debt	-	-	-	(28,083)
Total other income (expense)	(5,041)	(5,041)	(14,959)	(422,518)

Net Loss	(352,231)	(463,760)	(1,095,948)	(2,182,300)

Net loss attributable to non-controlling interest	25,531	(2,540)	43,672	7,625

Net loss attributable to Petrosonic Energy, Inc.	$(326,700)	$(466,300)	$(1,052,276)	$(2,174,675)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Basic and diluted weighted average common shares outstanding	84,382,094	79,552,468	81,491,679	78,850,449

Other Comprehensive Income (Loss):	$-	$-

Net loss	$(352,231)	$(463,760)	$(1,095,949)	$(2,182,300)

Foreign currency translation adjustment	-	(215,976)	(405,148)	(419,066)

Comprehensive (loss)	(352,231)	(679,736)	(1,501,097)	(2,601,366)

Comprehensive loss attributable to noncontrolling interest	25,531	(2,540)	43,672	7,625

Comprehensive loss attributable to Petrosonic Energy, Inc.	$(326,700)	$(682,276)	$(1,457,425)	$(2,593,741)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,052,276)	$(2,182,300)
Adjustments to reconcile net income (loss ) to net cash used in operating activities:
Net loss attributable to noncontrolling interest	(43,672)
Depreciation expense	31,839	9,144
Amortization of debt discounts	-	376,764
Loss on extinguishment of debt	-	28,083
Shares issued for services	527,282	838,454
Stock Warrant issued for services	-	149,843
Changes in operating assets and liabilities:
Receivable	11,978	106,666
Inventory and Supplies	6,023	(65,829)
Prepaid expenses	(24,229)	(489,503)
Accounts payable and accrued expenses	48,890	362,356
Accounts payable to related parties	-	(6,782)
CASH USED IN OPERATING ACTIVITIES	(494,187)	(873,105)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of land	-	(70,000)
Cash paid for purchase of fixed assets	89,304	(154,139)
CASH PROVIDED BY INVESTING ACTIVITIES	89,304	(224,139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net	-	1,718,000
Principal payments on convertible debt	-	(250,000)
CASH PROVIDED IN FINANCING ACTIVITIES	-	1,468,000

Effects of foreign exchange on cash	(22,261)	(430,503)

NET DECREASE IN CASH	(427,143)	(59,747)
CASH AT BEGINNING OF YEAR	1,007,652	1,200,676
CASH AT YEAR END	$580,508	$1,140,929

NON-CASH TRANSACTIONS
Beneficial conversion feature	$-	$165,000
Common stock issued for note receivable	-	140,000
Common stock issued for debt and interest	-	176,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Petrosonic Energy, Inc.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

NOTE 1: Nature of Business and Basis of Presentation

Nature of Business

We are an early-stage startup company focused on the treatment and upgrading of heavy oil, specifically by sonicated solvent de-asphalting, and on the manufacture of synthetic crude oil through emulsification of heavy crude oil and asphaltenes. We are in the process of bringing online our first synthetic fuel oil manufacturing facility, which is located in Albania, and which has a manufacturing capacity of 3,000 bbls/day. We plan to generate revenue by manufacturing synthetic fuel oil and by integrating our Sonoprocess™ technology for the partial upgrading of heavy oil into oil producer treatment facilities as well as by developing our own stand-alone processing facilities. We have not generated any revenue since inception. To date, we have funded our operations through the issuance of convertible debentures and sales of shares of our common stock.

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its 60% owned subsidiary, Petrosonic Albania, Sha. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has suffered recurring net losses since inception, has an accumulated deficit at September 30, 2014 and does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 3: Stockholders’ Equity

On May 21, 2014, the Company entered into a Non-Exclusive Sales, Distribution, Manufacturing and License Agreement and a Consulting Agreement with a consulting firm. In consideration of these services, the Company will issue 9,000,000 shares and a 10-year warrant for the purchase of 3,000,000 shares at an exercise price of $0.148 per share. The warrants vest immediately and have a fair value of $321,197 as calculated using the using Black-Scholes model. Assumptions used in the Black- Scholes model include: (1) a discount rate of 0%; (2) an expected term of 10 years; (3) an expected volatility of 117%; and (4) zero expected dividends. The shares are to be issued in quarterly installments beginning in August 2014. The fair value of the shares will be determined upon the completion of the services. During the nine months ended September 30, 2014, $156,964 in fair value was recognized under this award. The fair value of the unvested portion as of September 30, 2014 was determined to be $1,744,286, which will be recognized over the remaining service period. During the nine months ended September 30, 2014, all common shares have been issued under this agreement.

On June 17, 2014, the Company entered into a Consulting Agreement with an individual. In consideration for these services the Company will issue 2,000,000 shares to him. During the nine months ended September 30, 2014, $42,940 in fair value was recognized under this award. The remaining fair value of the unvested portion as of September 30, 2014 was determined to be $379,560, which will be recognized over the remaining service period. No common shares have yet been issued under this agreement.

On January 11, 2013, the Company entered into a one-year agreement with a firm that provides legal services in exchange for 900,000 shares. These shares were issued in quarterly installments beginning in April 2013. Under certain circumstances, the number of shares may be adjusted based on the type and amount of services provided by the firm. During 2013, $490,561 in fair value was recognized in conjunction with the issuance. The fair value of the unvested portion as of December 31, 2013 was $5,563, which was recognized during the period ended September 30, 2014. As of September 30, 2014, these shares have fully vested.

On January 15, 2013, the Company entered into a one-year agreement with an individual for consulting services in exchange for 100,000 shares. The shares were issued in quarterly installments beginning in April 2013. During 2013, $54,382 in fair value was recognized in conjunction with the issuance. The fair value of the unvested portion as of December 31, 2013 was determined to be $618, which was recognized during the period ended September 30, 2014. As of September 30, 2014, these shares have fully vested.

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

OVERVIEW

We are a development stage company focused on the treatment and upgrading of heavy oil, specifically by sonicated solvent de-asphalting, and on the manufacture of synthetic crude oil through emulsification of heavy crude oil and asphaltenes. We are in the process of bringing online our first synthetic fuel oil manufacturing facility, which is located in Albania, and which has a manufacturing capacity of 3,000 bbls/day. We plan to generate revenue by manufacturing synthetic fuel oil and by integrating our Sonoprocess™ technology for the partial upgrading of heavy oil into oil producer treatment facilities as well as by developing our own stand-alone processing facilities. We have not generated any revenue since inception. To date, we have funded our operations through the issuance of convertible debentures and sales of shares of our common stock.

Recent Events

During the first quarter of 2014, we completed the construction of our plant in Albania related to the manufacture of synthetic fuel oil. We expect to receive the environmental permit or approval necessary for us to begin synthetic crude oil manufacturing during the fourth quarter of 2014.

On June 10, 2014 we announced the successful completion of an independent engineering feasibility analysis and validation of the Sonoprocess sonic deasphalting technology with Gas Liquids Engineering of Calgary.

On July 24, 2014 we announced that we developed a new solution to our sonic de-asphalting process. This solution will enable the process to use propane (sometimes referred to as liquid petroleum gas or LPG) to de-asphalt heavy oils. Propane is a common and less expensive solvent. The new solution is called Sono Hi-P™ and was developed in collaboration with Gas Liquids Engineering of Calgary.

On May 21, 2014, we entered into a Non-Exclusive Sales, Distribution, Manufacturing and License Agreement (the “License Agreement”) and a Consulting Agreement (the “Consulting Agreement”) with Kuai Le GU, LLC (“KLG”).

Pursuant to the License Agreement, the Company granted to KLG a non-exclusive license to research, develop, practice, perform, make, use, manufacture, assemble, modify, sell, offer for sale, distribute, import and otherwise exploit in the People’s Republic of China (which includes Hong Kong Special Administrative Region, Macau Special Administrative Region or Taiwan), the Republic of Indonesia and the Federation of Malaysia (collectively, the “Territory”), the Company’s heavy oil processing and treatment technologies (the “Technology”). The license includes a right to sublicense.

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

In consideration of the services to be provided by KLG, the Company issued to KLG 9,000,000 shares of common stock (the “Shares”) and a 10 year warrant (the “Warrant”) for the purchase of 3,000,000 shares of common stock at an exercise price of $0.148 per share.

The Company will have the option to repurchase from KLG up to 3,000,000 of the Shares, at par value, upon the occurrence of the following:

(a) If this Consulting Agreement is terminated by the Company for Default, as defined in the Consulting Agreement, the Company will, upon the date of such termination, have an irrevocable, exclusive option to repurchase (the “Repurchase Option”) any of the Shares which have not yet been released from the Repurchase Option as described below, at par value (the “Repurchase Price”). In the event that KLG terminates the Consulting Agreement for Default, the Repurchase Option will be automatically and immediately deemed terminated.

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

On August 14, 2014 we entered into a Cooperation Agreement dated June 25, 2014 with Western Research Institute of Wyoming (“WRI”). Pursuant to the Cooperation Agreement, we and WRI will contribute assets, services and know-how for the purpose of testing, validating and commercializing the Sonoprocess and other applications of our sonicator related technologies in the marketplace. WRI will also assist us with promoting the technology to institutional investors and industry parties. A new sonication pilot test facility will be built and operated at WRI’s facilities. The purpose of the sonication pilot test facility is to generate asphaltenes and deasphalted oil products of a quality that can be reliably used to demonstrate the capabilities and benefits of sonication to potential clients, serve as part of the design basis for commercial scale engineering design and generate economic feasibility studies. The Cooperation Agreement indicates that the current preliminary estimate of the cost to design and build-out of the pilot test facility is approximately $720,000. This estimate is subject to change, as the plans for the test facility are finalized.

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

Our future success and viability, therefore, are dependent upon our ability to generate capital financing. The failure to generate sufficient revenues or to raise additional capital may have a material and adverse effect upon us and our shareholders. We do not have any committed sources of financing.

Because we have not generated any revenues, and have incurred losses from operations since inception, in their report on our audited financial statements for the latest fiscal year, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

We completed the construction of our facility in Albania during the first quarter of 2014. We intend to seek a reputable processor of heavy oil as a joint venture partner and to start building another facility located in Alberta, Canada or another jurisdiction with large heavy oil production and reserves. Our goals are to begin to generate revenue from both the emulsification processing and from the de-asphalting sonication process, and to begin to expand our operations into other countries, although we are unable to predict when or if we can achieve these goals. Ultimately, we expect to generate revenue by licensing our technology to third parties, forming joint ventures to build more processing facilities and through our own stand-alone toll processing facilities. We cannot guarantee that we will begin processing oil as planned or, if our oil processing operations begin, that they will generate significant revenue.

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, and information available from other outside sources, as appropriate. See Note 1 to our audited financial statements included in our Annual Report on Form 10-K for a more complete description of our significant accounting policies.

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

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were not impaired as of December 31, 2013 or September 30, 2014.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

We did not generate any revenue for the three months ended September 30, 2014 or September 30, 2013.

General and administrative expenses were $336,577 for the three months ended September 30, 2014. Our operating expenses were comprised of costs for legal services in the amount of $428, or approximately 0.1% of our operating expenses, for compensation in the amount of $40,407, or approximately 14% of our operating expenses, for transfer agent and filing fees in the amount of $1,909, or approximately 1% of our operating expenses, for audit, accounting, and related fees of $31,670, or approximately 11% of our operating expenses, for office expenses in the amount of $54,895, or approximately 19% of our operating expenses, and for consultant fees in the amount of $157,844, or approximately 55% of our operating expenses. We also spent $49,425 for investor relations services. In addition, we recognized depreciation expense of $10,613 for the three months ended September 30, 2014. General and administrative expenses during the three months ended September 30, 2013 totaled $455,671 and included costs for legal, accounting, investor relations and other administrative costs incurred by us in connection with developing and beginning the implementation of our operating plan as well as costs related to public company compliance matters. In addition, we recognized depreciation expense of $3,048 for the quarter ended September 30, 2013. The decline in operating expenses of $48,244, or approximately 16%, is a result of our efforts to rein in expenses. Specifically, we reduced legal fees and transfer agent and filing fees.

Our loss from operations of $347,190 resulted from the operating expenses we incurred, as described above. Loss from operations for the three months ended September 30, 2013 was $458,719.

Interest expense was $5,041 for the three months ended September 30, 2014. Interest expense for the three months ended September 30, 2013 was $5,041.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net income (loss) attributable to non-controlling interest of $25,531 and $(2,540) reflects the portion of the net income of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the three months ended September 30, 2014 and 2013, respectively.

The net loss attributable to Petrosonic Energy, Inc. for the three months ended September 30, 2014 of $326,700 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the income attributable to the non-controlling interest described above. The net loss for three months ended September 30, 2013 was $466,300.

Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

We did not generate any revenue for the nine months ended September 30, 2014 or September 30, 2013.

General and administrative expenses were $1,049,150 for the nine months ended September 30, 2014. Our operating expenses were comprised of costs for legal services in the amount of $70,297, or approximately 7.5% of our operating expenses, for compensation in the amount of $120,660, or approximately 13% of our operating expenses, for transfer agent and filing fees in the amount of $11,167, or approximately 1% of our operating expenses, for audit, accounting, and related fees of $105,414, or approximately 11% of our operating expenses, for repair and maintenance services in the amount of $6,575, or approximately 0.01% of our operating expenses, for office expenses in the amount of $76,188, or approximately 8% of our operating expenses, for travel and entertainment in the amount of $18,871, or approximately 2% of our operating expenses and for consulting fees in the amount of $531,571, or approximately 51% of our operating expenses. We also spent $101,875 for investor relations services. In addition, we recognized depreciation expense of $31,839 for the nine months ended September 30, 2014. General and administrative expenses during the nine months ended September 30, 2013 totaled $1,750,638 and included costs for legal, accounting, investor relations and other administrative costs incurred by us in connection with developing and beginning the implementation of our operating plan as well as costs related to public company compliance matters. In addition, we recognized depreciation expense of $9,144 for the nine months ended September 30, 2013. The decline in operating expenses of $678,792, or approximately 39%, is a result of our efforts to rein in expenses. Specifically, we reduced legal fees and transfer agent and filing fees.

Our loss from operations of $1,080,989 resulted from the operating expenses we incurred, as described above. Loss from operations for the nine months ended September 30, 2013 was $1,759,782.

Interest expense was $14,959 for the nine months ended September 30, 2014. Interest expense for the nine months ended September 30, 2013 was $394,435. The significant decline in interest expense was a result of the reduction of the amortization and extinguishment of unamortized discount, as well as amortization of extinguished notes.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net income attributable to non-controlling interest of $43,672 and $7,625 reflects the portion of the net income of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the nine months ended September 30, 2014 and 2013, respectively.

The net loss attributable to Petrosonic Energy, Inc. for the nine months ended September 30, 2014 of $1,052,276 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the income attributable to the non-controlling interest described above. The net loss for the nine months ended September 30, 2013 was $2,174,675. The significant decrease in net loss of $1,122,398, or approximately 52%, resulted primarily from the reduction in our expenses and the reduction in interest expense.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $580,508 compared with $1,007,652 at December 31, 2013. As of September 30, 2014, we had total current assets of $790,788 and total current liabilities of $886,824, resulting in a working capital deficit of ($96,036) on that date. We have incurred an accumulated deficit during the development stage of $4,192,390.

Operating activities for the nine months ended September 30, 2014 resulted in net cash used of $494,187 compared with cash used in operations for the nine months ended September 30, 2013 of $873,105. For the nine months ended September 30, 2014, cash used in operating activities resulted from an increase in accounts payable. For the nine months ended September 30, 2013, cash used in operating activities resulted from the shares issued for services and an increase in operating costs, use of cash for the acquisition of prepaid expenses and inventory.

Investing activities for the nine months ended September 30, 2014 resulted in net cash provided of $89,304 during the nine months ended September 30, 2014 compared with cash used for investing activities for the nine months ended September 30, 2013 of $224,139. The cash used for investing activities resulted from cash paid for the acquisition of property and equipment during the nine months ended September 30, 2014 and 2013.

Financing activities for the nine months ended September 30, 2014 resulted in net cash provided of $0 compared with cash provided by financing activities for the nine months ended September 30, 2013 of $1,468,000. The change reflects $1,718,000 in net proceeds from the sale of common stock offset by cash payments of $250,000 on convertible debt in 2013.

The effects of foreign exchange resulted in a negative effect on cash of $22,261 during the nine months ended September 30, 2014 compared with a negative effect of $430,503 during the nine months ended September 30, 2013. The change reflects the effects of the variability in the rates of exchange of the various currencies in which the Company transacted business during the periods presented.

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

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

●	Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

●	We did not maintain proper segregation of duties for the preparation of our financial statements – The majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

I.)	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

II.)	Lack of control over preparation of financial statements, and proper application of accounting policies.

●	We lack sufficient information technology controls and procedures – As of September 30, 2014, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

●	Lack of formal review process that includes multiple levels of review, resulting in several audit adjustments.

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 which we filed with the Securities and Exchange Commission on April 11, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of Petrosonic Energy, Inc. (1)

3.1.1	Articles of Amendment to Articles of Incorporation of Petrosonic Energy, Inc. (2)

3.2	Bylaws, as amended (3)

10.1	Cooperation Agreement entered into on August 14, 2014 between the registrant and Western Research Institute of Wyoming (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets (Unaudited); (ii) Consolidated Statements of Operations (Unaudited); (iii) Consolidated Statement of Stockholders’ Equity (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Consolidated Financial Statements.*

*	Filed herewith.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 19, 2008.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSONIC ENERGY, INC.
(Registrant)

Date: November 12, 2014	By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer and Principal Financial Officer

