Form 10-K
period 2014-12-31
PETROSONIC ENERGY, INC.
filed 2015-04-15
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11 million.

At April 15, 2015, there were 89,621,655 shares of the registrant’s common stock outstanding.

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

Quadrise – Memorandum of Understanding

On September 15, 2012, we signed a memorandum of understanding with Quadrise Canada Corporation, a private emulsion technology company for the upstream and downstream oil industry that has an exclusive license in a heavy crude and asphaltene emulsification technology (hereinafter “Quadrise”). The technology enables us to convert de-asphalted oil and asphaltenes into readily marketable emulsified fuel oil and high-end asphalt. In accordance with the agreement, Quadrise licensed to us, on an exclusive basis, the right to use the technology in Albania and for projects to be determined in other jurisdisctions. The license also allows us to expand our use of the technology into other jurisdictions, subject to Quadrise’s rights. In accordance with the memorandum of understanding, Quadrise delivered to our plant in Albania a manufacturing unit capable of delivering 120 bbl/hour of feedstock. On June 10, 2013 we successfully completed our first emulsification test and processed and delivered our first synthetic fuel oil in accordance with a Master Toll Services Agreement dated April 3, 2013 that we signed with IDK Petrol Albania Sha., an Albanian energy company (“IDK Petrol”). Our plant has the capacity to process 3,000 barrels of oil per day with this technology. Through March 1, 2014 we have emulsified approximately 200 barrels of crude oil using this process.

Agreement with Western Research Institute

In 2014 Petrosonic signed a collaboration agreement with Western Research Institute (WRI) of Laramie, Wyoming, USA. According to the agreement WRI will engineer, manufacture and operate a pilot plant for Petrosonic to test its Sonoprocess in hydrocarbons and other areas. WRI has completed the engineering part of the project and subject to funding made possible will continue with installment of the pilot plant in 2015. The pilot plant will allow Petrosonic to fully validate its Sonoprocess and market it to industrial partners.

Summary of Technology and Operations

Following the consummation of these transactions, our operations consist of both heavy oil emulsification, wherein we use the technology licensed to us by Quadrise to manufacture synthetic fuel oil and our Sonoprocess which separates asphalts from heavy crude through solvent sonication.and other materials in other applications. The Sonoprocess will not only reduce viscosities, but will separate and remove asphaltenes from heavy crude oil. Asphaltenes are defined by scientists as any petroleum product that dissolves in toluene, but doesn’t dissolve in pentane or heptane solutions. Asphaltenes found in heavy crude oil contain sulfur, vanadium and nickel among others.

For the year ended December 31, 2014, we earned no revenue and have accumulated losses since inception. Even though we are now ready to begin heavy oil emulsification operations, we expect to generate operating losses during some or all of our planned early stages, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements and to raise additional capital, which may likely involve the further issuance of capital stock, and the success of our future operations.

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

We have begun processing heavy oil using the emulsification technology we licensed from Quadrise. We are currently in discussions with a large industrial group to commence sales of the product and generate revenue. We are also in discussions with other companies in an effort to increase our production capacity and generate further revenues from our emulsion facility.

●	Expand emulsification processing sales to other countries.

As noted in the discussion of the Quadrise memorandum of understanding, Quadrise licensed to us, on an exclusive basis, the right to use the emulsification technology in Albania.. The license also allows us to expand our use of the technology to sell emulsified oil into other jurisdictions, subject to Quadrise’s rights. We expect to begin to expand our use of the emulsification technology to sell emulsified oil into other countries during 2015. We cannot estimate what this will cost us, since we will only emulsify the oil as we receive orders.

●	Begin the process of upgrading heavy crude oil and other materials with the sonication technology.

We completed the transportation of the sonicator from our Albania facility to the new WRI pilot plant site in Laramie, Wyoming, USA, as per our agreement with WRI. The engineering has been completed and we are moving ahead with the full construction of the pilot plant. We are hoping that once our pilot plant is built we will be able to sign commercial agreeements with industry partners and start generating revenue from this technology as well.

Key Success Factors

Our success will be dependent upon:

●	our ability to attract and develop numerous emulsification and sonication projects once our pilot plant in Laramie, Wyoming is complete;

●	access to an ample producer oil supply and our ability to find equitable profit distribution;

●	our ability to minimize technical risk through avoidance of scale up issues; and

●	our ability to find strategic partners who can help finance our operations and/or gain quick access to markets.

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

Table 4

		Raw					Upgraded
						Total Acid					Total Acid
	Specific		Vanadium	Nickel	Sulfur	Number		Vanadium	Nickel	Sulfur	Number
Country	Source	API	(g)	(g)	(%)	(TAN)	API	(g)	(g)	(%)	(TAN)

Canada	CP	10.6	169.0	80.0	4.5	0.98	24.5	29.2	12.0	2.64	0.73
Canada	CDL	14.4	95.0	46.0	3.62	1.24	26.0	38.0	17.0	2.46	1.18
US (Texas)	TG	17.4	12.0	5.4	3.73	0.59	27.9	4.2	1.9	2.78	0.99
US (Texas)	TK	14.9	15.0	16.0	3.85	0.56	27.5	4.4	4.2	2.51	0.58
US (Texas)	TQ	11.2	15	16	3.33	1.71	25.9	2.9	3.1	2.51	0.55
Albania	AB	10.8	348.4	68.5	5.96	0.56	25.1	56	8.6	3.96	0.3
Albania	AD	10.2	287.0	57.0	3.98	0.52	29.0	65.9	12.2	3.27	0.73
Albania	AM	21.0	110.0	19.0	2.43	1.07	31.9	48.4	7.7	2.88	0.85
Venezuela	VP	9.4	492.0	105.0	4.26	5.26	21.7	220	45.4	2.96	3.68
US (Utah)	US	14.5	23.8	12.2	1.18	3.19	32.5	1.7	1.0	0.62	0.26

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

In recent years the use of cavitational technologies and ultrasound has been researched extensively for oil processing – usually in the context of desulfurization or “cold cracking”. Our own research does not support this and we make no claims that it can create a unique upgrading process. The chemistries used in the Petrosonic process are established and our advantage is that we make these more effective by reducing the time of separation and the energy input required to de-asphalt the crude oil from asphaltenes and heavy metals.

Our intent is to expand the uses of our Sonoprocess™ technology by adding complementary proprietary process technologies, such as the emulsion process we have licensed from Quadrise and by using even more conventional and cheaper solvents, such as propane.

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

Additional Patent Applications and Areas of Application of our Technology

In May 2013 we filed 10 additional patent applications surrounding our core sonic de-asphalting technology with the United States Patent and Trademark Office. We believe that these applications represent achievement of an important milestone in the strategy to commercialize our technology. The patent applications relate to:

●	Economically upgrading heavy oil feed stocks, achieving optimal solvent ratios and improving processing times while adding variations for solvent recovery.

●	Solvent maximization and recovery using a new solvent selection process.

●	Recovery and conversion of asphaltenes and de-asphalted oil from heavy oil feed stocks into an emulsified fuel which may be more suitable for transportation, storage and utilization in multiple other applications, such as in a self-sufficient processing plant.

●	Utilization of sonic treatment in nonconventional treatment applications such as clay removal and frac water treatment.

●	Recovery of hydrocarbons from solid and liquid waste in contaminated areas using sonic technology.

●	Design modifications and enhancements for optimal operation of a sonic reactor used in the upgrading of heavy oil feed stocks.

The following is information relating to the additional patent applications we filed in May 2013:

●	Patent Application No: US 61/790,160. Jurisdiction: United States. Title: Solvent and Asphaltenes Separation Post Sonication. Status: This application is pending at the USPTO.

●	Patent Application No: US 61/787,606. Jurisdiction: United States. Title: Status: Solvent Selection Process. Status: This application is pending at the USPTO.

●	Patent Application No. 61/787,926. Jurisdiction: United States. Title: Frac Water Sonic Treatment. Status: This application is pending at the USPTO.

●	Patent Application No. 61/789,401. Jurisdiction: United States. Title: Hydrocarbons Recovery With Sonic Treatment. Status: This application is pending at the USPTO.

●	Patent Application No. 61/790,415. Jurisdiction: United States. Title: Method Of Designing A Heavy Crude Oil Treatment Device. Status: This application is pending at the USPTO.

●	Patent Application No. 61/789,963. Jurisdiction: United States. Title: Solvent Recovery System Below Supercritical Conditions. Status: This application is pending at the USPTO.

●	Patent Application No. 61/789,672. Jurisdiction: United States. Title: Resonating Components For Sonic Generators. Status: This application is pending at the USPTO.

●	Patent Application No. 61/792,694. Jurisdiction: United States. Title: Clay Removal Through Sonication. Status: This application is pending at the USPTO.

●	Patent Application No. 61/792,557. Jurisdiction: United States. Title: Magnet Optimization Design For Sonic Reactors. Status: This application is pending at the USPTO.

●	Patent Application No. 61/798,955. Jurisdiction: United States. Title: Emulsion Fuel From Sonication-Generated Asphaltenes. Status: This application is pending at the USPTO.

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

Since our inception on May 24, 2010 (date of inception of our Predecessor) through December 31, 2014, we have sustained recurring net losses resulting in an accumulated deficit $4,856,463 as of December 31, 2014. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and uncertainties inherent in the establishment of a business enterprise including, but not limited to, lack of operating capital, lack of skilled personnel and lack of demand for our process. There can be no assurance that we can execute our business plan, which involves implementing our process of converting heavy sour oil and bitumen to a value-added synthetic crude oil. Even if we are successful in implementing our business plan, there is no assurance that our future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We have reported a net loss of $1,952,417, for the year ended December 31, 2014. If we are unable to generate significant revenues from our processing facility in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

Our auditors have indicated that our recurring losses raise substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2014 were prepared on a going concern basis. However, we have suffered recurring losses since inception and our auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Until we earn revenues that are adequate to support our operations, which may never happen, our ability to maintain our status as an operating company is entirely dependent upon obtaining adequate cash to finance our overhead and implement our business plan. In order to meet our operating expenses, we have sold debt and equity securities and we expect to continue selling our securities to raise money in the future. There is considerable uncertainty as to whether we will be able to obtain financing on terms acceptable to us. There is no assurance that we will be able to implement our business plan or continue our operations.

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

Fiscal Year Ended December 31, 2014	High Bid	Low Bid
Fourth Quarter 10-1-14 to 12-31-14	$0.215	$0.058
Third Quarter 7-1-14 to 9-30-14	$0.220	$0.110
Second Quarter 4-1-14 to 6-30-14	$0.200	$0.107
First Quarter 1-1-14 to 3-31-14	$0.575	$0.140

Fiscal Year Ended December 31, 2013	High Bid	Low Bid
Fourth Quarter 10-1-13 through 12-31-13	$0.340	$0.105
Third Quarter 7-1-13 to 9-30-13	$0.966	$0.320
Second Quarter 4-1-13 to 6-30-13	$1.350	$0.720
First Quarter 1-1-13 to 3-31-13	$1.030	$0.477

The last sale price of our common stock on April 15, 2015 was $0.17.

Stockholders

At April 15, 2015 there were approximately 74 record holders of our common stock.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our Board of Directors may deem relevant. Our accumulated deficit, which at December 31, 2014 was $4,856,463, currently limits our ability to pay dividends.

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

Recent Sale of Unregistered Securities

We did not sell any equity securities during the quarter ended December 31, 2014 that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Alberta Securities Commission Cease Trade Order

On April 3, 2013 the Alberta Securities Commission issued a cease trade order against us because we failed to file an annual information form (“AIF”) for the year ended December 31, 2014. We filed the AIF on May 3, 2013. Thereafter, we made an application to the Alberta Securities Commission to revoke the cease trade order. The Alberta Securities Commission advised that they would not be in a position to revoke the cease trade order on the basis that we are the subject of an ongoing investigation by the Enforcement Department of the Alberta Securities Commission. The investigation concerns trading and promotional activity related to our securities. The cease trade order requires that trading or purchasing cease in respect to any of our securities until the order has been revoked or varied. We are cooperating with the Alberta Securities Commission in the investigation. The cease trade order does not prohibit the purchase and sale of our securities among our stockholders in markets outside of Alberta, Canada.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes of Petrosonic Energy, Inc. for the years ended December 31, 2014 and 2013.

OVERVIEW

We focused on the treatment and upgrading of heavy oil, specifically by sonicated solvent de-asphalting, and on the manufacture of synthetic crude oil through emulsification of heavy crude oil and asphaltenes. We are in the process of bringing online our first synthetic fuel oil manufacturing facility, which is located in Albania, and which has a manufacturing capacity of 3,000 bbls/day. We plan to generate revenue by manufacturing synthetic fuel oil and by integrating our Sonoprocess™ technology for the partial upgrading of heavy oil into oil producer treatment facilities as well as by developing our own stand-alone processing facilities. We have not generated any revenue since inception. To date, we have funded our operations through the issuance of convertible debentures and sales of shares of our common stock.

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

In consideration for granting the license KLG will pay a perpetual license royalty to the Company as follows: (i) 5% of the per barrel spot price of West Texas Intermediate (averaged over the quarter) for each barrel of oil produced post-processing using the Technology in the Territory; and (ii) 5% of the per barrel spot price of West Texas Intermediate (averaged over the quarter) for each barrel of oil produced post-processing using the Technology in the Territory by any sublicense. Royalties must be paid on the 30th day following the close of each calendar quarter. Any royalty payment not paid when due will accrue interest, to the extent permitted by law, at two percentage points above the prime rate of interest as reported in The Wall Street Journal on the date payment is due, with interest calculated based on the number of days the payment is delinquent.

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, our observance of trends in the industry, and information available from other outside sources, as appropriate. See Note 1 to our audited financial statements for a more complete description of our significant accounting policies.

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

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were impaired for the amount of 439,134 as of December 31, 2014.

Research and development

Costs incurred in connection with the development of new products and processing methods are charged to selling, general and administrative expenses as incurred.

Recently Issued Accounting Pronouncements

The company has limited operations and is considered to be in the development stage. During the year December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

RESULTS OF OPERATIONS

Year ended December 31, 2014 as compared to the year ended December 31, 2013

We did not generate any revenue for the year ended December 31, 2014 or December 31, 2013.

General and administrative expenses were $1,465,491 for the year ended December 31, 2014. Our operating expenses were comprised of costs for legal services in the amount of $166,220 or approximately 11% of our operating expenses, for compensation in the amount of $160,045, or approximately 11% of our operating expenses, for transfer agent and filing fees in the amount of $14,031, or approximately 1% of our operating expenses, for audit, accounting, and related fees of $137,395, or approximately 9% of our operating expenses, for consulting fee for land revaluation in the amount of $659,619, or approximately 45%, for repair and maintenance services in the amount of $6,575, or approximately 0.4% of our operating expenses, for office expenses in the amount of $31,835, or approximately 2% of our operating expenses, other G&A in the amount of $26,035, or approximately 2% and for travel and entertainment in the amount of $43,523, or approximately 3% of our operating expenses. We also spent approximately $17,526 for insurance and $127,225 for investor relations services. We were contractually obligated to file the registration statement. In addition, we recognized depreciation expense of $42,452 for the year ended December 31, 2014. Operating expenses during the year ended December 31, 2013 totaled $2,154,321. As noted above, operating expenses decreased during the year ended December 31, 2014.

Our loss from operations of $1,507,943 resulted from the operating expenses we incurred, as described above. Loss from operations for the year ended December 31, 2013 was $2,192,151.

Interest expense was $20,000 for the year ended December 31, 2014. Interest expense for the year ended December 31, 2013 was $394,755.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net income attributable to non-controlling interest of $236,068 and $71,606 reflects the portion of the net income of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the year ended December 31, 2014 and 2013, respectively.

The net loss attributable to Petrosonic Energy, Inc. for the year ended December 31, 2014 of $1,716,349 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the income attributable to the non-controlling interest described above. The net loss for the year ended December 31, 2013 was $2,543,383.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $444,630 compared with $1,007,652 at December 31, 2013. As of December 31, 2014, we had total current assets of $588,647 and total current liabilities of $903,264, resulting in a working capital balance of ($314,617) on that date. We have incurred an accumulated deficit of $4,856,463.

Operating activities for the year ended December 31, 2014 resulted in net cash used of $640,235 compared with cash used in operations for the year ended December 31, 2013 of $705,987. The decrease in the use of cash was attributable primarily to the decrease in operating costs during the year ended December 31, 2014.

Investing activities for the year ended December 31, 2014 resulted in net cash used of $6,302 during the year ended December 31, 2014 compared with cash used for investing activities for the year ended December 31, 2013 of $520,286. The cash used for investing activities resulted from cash paid for the acquisition equipment during the year ended December 31, 2014.

Financing activities for the year ended December 31, 2014 resulted in 0 compared with cash provided by financing activities for the year ended December 31, 2013 of $1,468,000.

Effects of foreign exchange on cash. The effects of foreign exchange resulted with a positive effect of $83,515 during the year ended December 31, 2014 compared with a negative effect on cash of $434,751 during the year ended December 31, 2013. The change reflects the effects of the variability in the rates of exchange of the various currencies in which the Company transacted business during the periods presented.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETROSONIC ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Petrosonic Energy, Inc. and Subsidiary

Calgary, Canada

We have audited the accompanying consolidated balance sheets of Petrosonic Energy, Inc. (collectively the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 15, 2015

PETROSONIC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$444,630	$1,007,652
Receivable	33,560	50,607
Prepaid Expense	18,929	54,188
Inventory	75,883	75,744
Other Current Assets	15,645	23,513
Total current assets	588,647	1,211,704

Non-current assets:
Fixed assets - net	718,143	1,178,766
Land	70,000	70,000
Total assets	1,376,790	2,460,470

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$431,590	$457,177
Accounts payable to related parties	5,868	5,868
Accrued liabilities	265,806	174,911
Convertible debt to related parties	200,000	200,000
Total current liabilities	903,264	837,956

Stockholders’ Equity:
Common stock, $0.001 par value, 843,750,000 shares authorized, 89,621,655 and 79,821,654 shares issued and outstanding, respectively	$89,621	$79,821
Additional paid-in capital	5,682,865	4,972,751
Subscription note receivable	(140,000)	(140,000)
Deficit accumulated	(4,856,463)	(3,140,114)
Accumulated other comprehensive (loss) income	(293,321)	(376,836)
Total Petrosonic Energy, Inc. stockholders’ equity	482,702	1,395,622
Non-controlling interest	(9,176)	226,892
Total stockholders’ equity	473,526	1,622,514
Total liabilities and stockholders’ deficit	1,376,790	2,460,470

The accompanying notes are an integral part of these financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Revenues	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses
Selling, General and Administrative	1,465,491	2,154,321
Depreciation and Amortization Expense	42,452	37,830
Total operating expenses	1,507,943	2,192,151

(Loss) income from operations	(1,507,943)	(2,192,151)

Other income (expense)
Interest expense	(20,000)	(394,755)
Loss on extinguishment of debt	-	(28,083)
Loss on impairment of assets	(424,474)	-
Total other income (expense)	(444,474)	(422,838)

Net Loss	(1,952,417)	(2,614,989)

Net loss attributable to non-controlling interest	236,068	71,606

Net loss attributable to Petrosonic Energy, Inc	$(1,716,349)	$(2,543,383)

Basic and diluted net loss per share	$(0.02)	$(0.03)

Basic and diluted weighted average common shares outstanding	79,821,654	79,115,085

Other Comprehensive Income (Loss):

Net loss	$(1,952,417)	$(2,614,989)

Foreign currency translation adjustment	83,515	(405,148)

Comprehensive (loss) income	(1,868,902)	(3,020,137)

Comprehensive loss attributable to noncontrolling interest	236,068	71,606

Comprehensive loss attributable to Petrosonic Energy, Inc.	$(1,632,834)	$(2,948,531)

The accompanying notes are an integral part of these financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock			Subscription	Accumulated Other Comprehensive	Accumulated	Total Petrosonic Energy, Inc.’s Stockholders’	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	APIC	Receivable	Income	Deficit	Equity	Interest	(Deficit)
Balances, December 31, 2012	70,299,003	$70,299	$1,734,170	$-	$28,312	$(596,731)	$1,236,050	$298,498	$1,534,548
Shares issued for cash, net	7,080,000	7,080	1,710,920	-	-	-	1,718,000	-	1,718,000
Shares issued for subscription receivable	560,000	560	139,440	(140,000)	-	-	-	-	-
Shares issued for conversion of notes	707,405	707	176,145	-	-	-	176,852	-	176,852
Shares issued for services	1,175,246	1,175	897,233	-	-	-	898,408	-	898,408
Beneficial conversion feature	-	-	165,000		-	-	165,000	-	165,000
Warrants issued for services	-	-	149,843	-	-	-	149,843	-	149,843
Foreign currency translation	-	-	-	-	(405,148)	-	(405,148)	-	(405,148)
Net loss	-	-	-	-	-	(2,543,383)	(2,543,383)	(71,606)	(2,614,989)
Balances, December 31, 2013	79,821,654	$79,821	$4,972,751	$(140,000)	$(376,836)	$(3,140,114)	$1,395,622	$226,892	$1,622,514
Shares issued for services	9,800,001	9,800	388,917	-	-	-	398,717	-	398,717
Warrants issued for services	-	-	321,197	-	-	-	321,197	-	321,197
Foreign currency translation	-	-	-	-	83,515	-	83,515	-	83,515
Net loss	-	-	-	-	-	(1,716,349)	(1,716,349)	(236,068)	(1,952,417)
Balances, December 31, 2014	89,621,655	$89,621	$5,682,865	$(140,000)	$(293,321)	$(4,856,463)	$482,702	$(9,176)	$473,526

The accompanying notes are an integral part of these financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,952,417)	(2,614,989)
Adjustments to reconcile net income (loss ) to net cash used in operating activities:
Depreciation expense	27,791	37,830
Amortization of debt discounts	-	376,764
Loss on extinguishment of debt	-	28,083
Loss on impairment of assets	439,134	-
Shares issued for services	398,717	898,408
Stock warrant issued for services	321,197	149,843
Changes in operating assets and liabilities:
Receivable	17,047	56,059
Inventory and Supplies	(139)	(75,744)
Prepaid expenses	35,259	(46,259)
Accounts payable and accrued expenses	73,176	484,932
Accounts payable to related parties	-	(914)
CASH USED IN OPERATING ACTIVITIES	(640,235)	(705,987)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of land	-	(70,000)
Cash paid for purchase of fixed assets	(6,302)	(450,286)
CASH USED IN INVESTING ACTIVITIES	(6,302)	(520,286)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net	-	1,718,000
Principal payments on convertible debt	-	(250,000)
CASH USED IN FINANCING ACTIVITIES	-	1,468,000

Effects of foreign exchange on cash	83,515	(434,751)

NET DECREASE IN CASH	(563,022)	(193,024)
CASH AT BEGINNING OF YEAR	1,007,652	1,200,676
CASH AT YEAR END	$444,630	$1,007,652

NON-CASH TRANSACTIONS
Beneficial conversion feature	$-	165,000
Common stock issued for note receivable	$-	140,000
Common stock issued for debt and interest	$-	176,852

The accompanying notes are an integral part of these financial statements.

PETROSONIC ENERGY, INC.

Notes to Consolidated Financial Statements

NOTE 1: Nature of Business and Significant Accounting Polices

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

Basis of Presentation and Principal of Consolidation

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

Accounts Receivable

Accounts receivables as of December 31, 2014 and 2013 consisted of a value-added tax receivable from the tax authorities of Albania of $33,560 and $50,607 respectively. The Company files for and receives a refund of this amount annually.

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

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were impaired as of December 31, 2014 for the amount of $439,134.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances. The stock-based compensation is $660,231 and $898,408 during 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

The company has limited operations and is considered to be in the development stage. During the year December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 2: Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has suffered recurring net losses since inception, has an accumulated deficit at December 31, 2014 and does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 3: Income Taxes

The Company has an accumulated net operating loss of approximately $ 2,400,000 as of December 31, 2014 which begins to expire in 2031. The Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company’s net deferred income tax asset as of December 31, 2014 and 2013, after applying the corporate income tax rate of 35%, are as below:

	December 31, 2014	December 31, 2013
Net operating losses	$850,000	$500,000
Valuation allowance	(850,000)	(500,000)
Net deferred tax assets	$-	$-

NOTE 4: Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Construction in progress - machinery and equipment	$546,942	$631,938
Construction in progress - buildings	-	300,003
Buildings (10 year useful life)	73,197	121,939
Equipment	175,820	174,910
Less: accumulated depreciation	(77,816)	(50,024)
Total	$718,143	$1,178,766

The Company is constructing a production line using its proprietary Sonoprocess technology for the upgrading of heavy oil to higher standards for sale in commercial markets. The total cost of the full production line is currently estimated to be approximately $2,500,000, of which $546,942 has been incurred through December 31, 2014.

During the year ended December 31, 2014, the Company wrote off assets related to the Sonication process, and recorded loss on impairment of assets of $439,134.

Depreciation of the buildings began in 2012 upon their completion. Depreciation expense was $37,830 during 2013, and $27,791 during 2014.

During the year ended December 31, 2013 the Company purchased a parcel of land in southeastern Albania for $70,000. Located in an area of Albania with certain drilling facilities, the Company is using this land for the development and testing of its heavy oil remediation technology.

NOTE 5: Related Party Transactions

On June 6, 2012, we borrowed $200,000 from our President under a convertible debenture. The convertible debenture is unsecured, originally matured on June 6, 2013 and bears interest at 10%. On June 5, 2013 the maturity date of the debenture was extended to June 6, 2014. On June 5, 2014 the maturity date of the debenture was further extended to June 6, 2015. At any time prior to the maturity date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000, our President may elect to convert the debenture in whole or in part into common shares at the same price any shares are sold, or in the case of a convertible debenture, the price of the shares issuable upon conversion. During 2012, the Company raised more than $500,000 and this note became convertible at $0.25 per share. During 2013, $914 was repaid to our former President for funds previously advanced to the Company for working capital. The total amount due to the President as of December 31, 2013 for advance payable was $5,868. The outstanding unpaid balance under this note was $200,000 as of December 31, 2014 and December 31, 2013.

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

During the year ended December 31, 2013, an aggregate of $165,000 of principal and $11,852 of interest was converted into 707,405 common shares.

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

During 2013, the Company issued an aggregate of 707,405 common shares for the conversion of $165,000 of debt and $11,852 of interest.

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

On January 11, 2013, the Company entered into a one-year agreement with a firm that provides legal services in exchange for 900,000 shares. These shares were issued in quarterly installments beginning in April 2013. Under certain circumstances, the number of shares may be adjusted based on the type and amount of services provided by the firm. During 2013, $490,561 in fair value was recognized in conjunction with the issuance, and 675,000 shares were issued. The fair value of the unvested portion as of December 31, 2013 was $5,563, which was recognized during the year December 31, 2014. As of December 31, 2014, these shares have fully vested. During the year ended December 31, 2014, all common shares have been issued under this agreement. During the year ended December 31, 2014, remaining 225,000 common shares have been issued under this agreement.

On January 15, 2013, the Company entered into a one-year agreement with an individual for consulting services in exchange for 100,000 shares. The shares were issued in quarterly installments beginning in April 2013. During 2013, $54,382 in fair value was recognized in conjunction with the issuance, and 25,000 shares were issued. The fair value of the unvested portion as of December 31, 2013 was determined to be $618, which was recognized during the year ended December 31, 2014. As of December 31, 2014, these shares have fully vested. During the year ended December 31, 2014, remaining 75,000 common shares have been issued under this agreement.

On May 21, 2014, the Company entered into a Non-Exclusive Sales, Distribution, Manufacturing and License Agreement and a Consulting Agreement with a consulting firm. In consideration of these services, the Company will issue 9,000,000 shares and a 10-year warrant for the purchase of 3,000,000 shares at an exercise price of $0.148 per share. The warrants vest immediately and have a fair value of $321,197 as calculated using the using Black-Scholes model. Assumptions used in the Black- Scholes model include: (1) a discount rate of 0%; (2) an expected term of 10 years; (3) an expected volatility of 117%; and (4) zero expected dividends. The shares are to be issued in quarterly installments beginning in August 2014. The fair value of the shares will be determined upon the completion of the services. During the year ended December 31, 2014, $329,464 in fair value was recognized under this award. The fair value of the unvested portion as of December 31, 2014 was determined to be $574,286which will be recognized over the remaining service period. During the year ended December 31, 2014, all common shares have been issued under this agreement.

On June 17, 2014, the Company entered into a Consulting Agreement with an individual. In consideration for these services the Company will issue 2,000,000 shares to him. During the year ended December 31, 2014, $63,073 in fair value was recognized under this award. The remaining fair value of the unvested portion as of December 31, 2014 was determined to be $142,994, which will be recognized over the remaining service period. During the year ended December 31, 2014, 500,001 shares have been issued under this agreement and 1,499,999 have not been issued as of December 31, 2014

A summary of the Company’s warrant activity during the years ended December 31, 2013 and 2014, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2012	363,000	$0.50	4.38
Granted	402,000	$0.59	2.88
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, December 31, 2013	765,000	$0.55	1.93
Granted	3,000,000	$0.15	9.39
Exercised	-	-	-
Forfeited/expired	(363,000)	-	-
Balance outstanding, December 31, 2014	3,402,000	$0.20	8.62
Exercisable, December 31, 2014	3,402,000	$0.20	8.62

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2014, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal control and is considered to be material weaknesses.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

2.	Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

3.	We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2014 the majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.	We lack sufficient information technology controls and procedures – As of December 31, 2014, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

5.	Lack of formal review process that includes multiple levels of review, resulting in several audit adjustments related to consolidation, purchase price allocation, and accounting of the Company’s convertible debt and equity transactions.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table identifies our executive officers and directors, their ages, their respective offices and positions, and their respective dates of election or appointment.

Name	Age	Title	Position Held Since
Art Agolli	43	Chief Executive Officer, President, Principal Financial Officer and Director	March 2012
Richard Rutkowski	58	Director	March 2013
Alfred Fischer	67	Director	March 2013

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, during the year ended December 31, 2014, our executive officers and directors, and persons who own more than 10% of our common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation - Executive Officers

The following summary compensation table covers all compensation awarded to, earned by or paid to our principal executive officer and each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the years ended December 31, 2014 and 2013.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Art Agolli	2014	75,000	-	-	-	-	-	75,000
Chief Executive Officer, Chief Financial Officer	2013	87,500	-	-	-	-	-	87,500

(1) Pursuant to an employment agreement between the Company and Mr. Agolli, Mr. Agolli is to be paid an annual salary of $150,000. During 2013 and 2014, Mr. Agolli deferred a portion of his salary. We expect to pay the balance of Mr. Agolli’s salary in the future.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The Company has only one class of stock outstanding, its common stock. The following table sets forth certain information as of April 15, 2015, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock. As of April 15, 2015, there were 88,896,654 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner (1)(2)	Shares Beneficially Owned		Percentage Beneficially Owned
Art Agolli, Chief Executive Officer, Principal Financial Officer and Director	20,855,911	(4)	23.46%
Richard Rutkowski, Director	-	(3)	-%
Alfred Fischer, Director	-	(3)	-%
All Officers and Directors as a Group (3 persons)	20,855,911		26.13%

Principal Stockholders
Kuai Le Gu LLC Ste 2202 Twr 6 Huamao Apts 89 Jianguo Rd Chao Dist Nejing 100025 China PRC	9,000,000		10.12%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	The address for each of our officers and directors is Suite 300, 714 1st Street, SE, Calgary, Alberta, Canada T2G 2G8

(3)	Mr. Rutkowski and Mr. Fischer were each granted an option to purchase 250,000 shares of our common stock. The exercise price of Mr. Rutkowski’s option is $0.83 and the exercise price of Mr. Fischer’s option is $0.75. The exercise prices represent the closing price of our common stock on the date that each board member was elected. There has been no final determination regarding the vesting of the right to purchase the common stock and the options were never issued, therefore we have not reported the option shares as being owned by either individual.

(4)	Includes 855,908 shares of common stock that Mr. Agolli could acquire upon conversion of a promissory note in the principal amount of CDN$200,000.

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

Director Independence

During the year ended December 31, 2014, we had two independent directors, Richard Rutkowski and Alfred Fischer, both of whom were appointed in March 2013. Art Agolli is not independent. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The Nasdaq Stock Market, and the Securities and Exchange Commission.

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

2014	$34,000
2013	$60,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by MaloneBailey LLP; certified accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$-
2013	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by MaloneBailey LLP; certified accountant for tax compliance, tax advice, and tax planning was:

2014	$-
2013	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$-
2013	$-

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Asset Purchase and Sale Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd. (1)
3.1	Articles of Incorporation (2)
3.1.1	Certificate of Amendment to Articles of Incorporation and Certificate of Merger (3)
3.2	Bylaws (2)
10.1	Assignment of Shares of Common Stock dated April 17, 2012 from Art Agolli in favor of Bearing Mineral Exploration Inc. (8)
10.2	Convertible Debenture dated June 27, 2012 issued to Sonoro Energy Ltd. (1)
10.3	Non-Compete and Non-Solicitation Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd .(1)
10.4	Consulting Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd. (1)
10.5	Share Sale Contract dated July 27, 2012 between the registrant and Sonoro Energy Ltd. (1)
10.6	Form of Iraq License Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd. (1)
10.7	Trust Agreement dated August 14, 2008 executed by Gerhard Schlombs (2)
10.8	Secured Convertible Debenture in the principal amount of CDN$200,000 issued on June 6, 2012 in favor of Art Agolli (6)
10.9	Enterprise Agreement between Petrosonic Albania Sha. and Pavli Vallja Company dated September 7, 2012 (4)
10.10	Convertible Debenture dated June 21, 2012 in the face amount of $40,000 issued to Jackson Bennett LLC (4)
10.11	Convertible Debenture dated June 6, 2012 in the face amount of CDN$50,000 issued to Westlake Advisors Corp. (6)
10.12	Convertible Debenture dated March 23, 2012 in the face amount of $50,000 issued to Sierra Growth Inc. (4)
10.13	Convertible Debenture dated April 18, 2012 in the face amount of $25,000 issued to Sierra Growth Inc. (4)
10.14	Amended and Restated Employment Agreement effective January 1, 2013 between the registrant and Art Agolli (4)
10.15	Consulting Agreement dated April 24, 2013 between the registrant and StoryCorp Consulting (8)
10.16	Consulting Agreement with Benjamin L. Padnos (6)
10.17	Consulting Agreement with Ormont Investor Relations and Strategic Communications, LLC and assignment to Loma Management Partners Inc. (8)
10.18	Memorandum of Understanding dated September 15, 2012 between the registrant and Quadrise Canada Corporation (6)
10.19	Form of Securities Purchase Agreement dated January 16, 2013 (5)
10.20	Form of Registration Rights Agreement dated January 16, 2013 (5)
10.21	Form of Warrant dated January 16, 2013 (5)
10.22	Amendment No. 1 to Petrosonic Energy, Inc. Convertible Debenture dated June 5, 2013 between the registrant and Art Agolli (8)
10.23	Warrant dated September 5, 2012 for the purchase of 140,000 shares of common stock issued to Jackson Bennett LLC (6)
10.24	Warrant dated September 24, 2012 for the purchase of 200,000 shares of common stock issued to Jackson Bennett LLC (6)
10.25	Petrosonic Energy, Inc. 2013 Equity Incentive Plan (9)
10.26	Master Toll Services Agreement dated April 3, 2013 between the registrant and IDK Petrol Albania Sila (7)
10.27	Agreement dated April 19, 2013 between the registrant and Brean Capital (7)
14	Code of Ethics (10)
21	List of Subsidiaries (9)
31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer pursuant to 15d-15(e) promulgated under the Securities Exchange Act of 1934*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer)*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

+	Indicates a contract with management.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereto duly authorized on this __ day of March 2015.

PETROSONIC ENERGY, INC.

By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer, President and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2015	/s/ Art Agolli
Art Agolli, Chief Executive Officer, President,
Principal Executive Officer, Principal Financial and Account Officer and Director

Dated: April 15, 2015	/s/ Alfred Fischer
Alfred Fischer, Director

Dated: April 15, 2015	/s/ Rick Rutkowski
Rick Rutkowski, Director

