Form 10-Q
period 2015-03-31
PETROSONIC ENERGY, INC.
filed 2015-05-14
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2015

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

As of May 14, 2015 the issuer has 89,788,322 shares of common stock, par value $.001, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PETROSONIC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$377,932	$444,630
Receivable	18,558	33,560
Prepaid Expense	9,501	18,929
Inventory	75,883	75,883
Other Current Assets	14,323	15,645
Total current assets	496,197	588,647

Non-current assets:
Fixed assets - net	714,303	718,143
Land	70,000	70,000
Total assets	1,280,500	1,376,790

Liabilities and Stockholder’s Equity
Current liabilities:
Accounts payable	$429,701	$431,590
Accounts payable to related parties	5,868	5,868
Accrued liabilities	302,680	265,806
Convertible debt to related parties	200,000	200,000
Total current liabilities	938,249	903,264

Stockholders’ Equity:
Common stock, $0.001 par value, 843,750,000 shares authorized, 89,788,322 and 89,621,655 shares issued and outstanding, respectively	$89,788	$89,621
Additional paid-in capital	5,739,669	5,682,865
Subscription note receivable	(140,000)	(140,000)
Accumulated deficit	(5,106,485)	(4,856,463)
Accumulated other comprehensive loss	(182,683)	(293,321)
Total Petrosonic Energy, Inc. stockholders’ equity	400,289	482,702
Non-controlling interest	(58,038)	(9,176)
Total stockholders’ equity	342,251	473,526
Total liabilities and stockholders’ equity	$1,280,500	$1,376,790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses
Selling, General and Administrative	$284,414	$175,647
Depreciation and Amortization Expense	9,538	10,613
Total operating expenses	293,952	186,260

Loss from operations	(293,952)	(186,260)

Other expense
Interest expense	(4,932)	(4,932)
Total other expense	(4,932)	(4,932)

Net Loss	(298,884)	(191,192)

Net loss attributable to non-controlling interest	48,862	3,968

Net loss attributable to Petrosonic Energy, Inc	$(250,022)	$(187,224)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	79,821,654	79,821,654

Other Comprehensive Loss:

Net loss	$(298,884)	$(191,192)

Foreign currency translation adjustment	110,638	(4,428)

Comprehensive loss	(188,246)	(195,620)

Comprehensive loss attributable to non-controlling interest	48,862	3,968

Comprehensive loss attributable to Petrosonic Energy, Inc.	$(139,384)	$(191,652)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(298,884)	$(191,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,538	10,613
Shares issued for services	56,971	6,181
Changes in operating assets and liabilities:
Receivable	15,002	(607)
Inventory and Supplies	-	(135)
Prepaid expenses	9,428	(484)
Accounts payable and accrued expenses	36,307	32,832
CASH USED IN OPERATING ACTIVITIES	(171,638)	(142,792)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of fixed assets	(5,698)	(6,303)
CASH USED IN INVESTING ACTIVITIES	(5,698)	(6,303)

Effects of foreign exchange on cash	110,638	(4,428)

NET DECREASE IN CASH	(66,698)	(153,523)
CASH AT BEGINNING OF YEAR	444,630	1,007,652
CASH AT YEAR END	$377,932	$854,129

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Petrosonic Energy, Inc.

Notes to the Unaudited Consolidated Financial Statements

NOTE 1: Nature of Business and Basis of Presentation

Nature of Business

We are an early-stage startup company focused on the sonic separation technologies and more specifically upgrading of heavy oil, and decontamination of hydrocarbons, waste oil, water and on the manufacture of synthetic crude oil through emulsification of heavy crude oil and asphaltenes. We are in the process of engineering and building a pilot plant for decontamination of certain hydrocarbons and partial upgrading of heavy oil and bringing online our first synthetic fuel oil manufacturing facility, which is located in Albania, and which has a manufacturing capacity of 3,000 bbls/day. We plan to generate revenue by manufacturing synthetic fuel oil. We have not generated any revenue since inception. To date, we have funded our operations through the issuance of convertible debentures and sales of shares of our common stock.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of Petrosonic Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, as filed with the SEC on Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended December 31, 2014, as reported in the Form 10-K, have been omitted.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its 60% owned subsidiary, Petrosonic Albania, Sha. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has suffered recurring net losses since inception, has an accumulated deficit at March 31, 2015 and does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 3: Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Construction in progress - machinery and equipment	$546,944	$546,942
Buildings (10 year useful life)	76,007	73,197
Equipment	178,706	175,820
Less: accumulated depreciation	(87,354)	(77,816)
Total	$714,303	$718,143

The Company has constructed a synthetic fuel oil manufacturing in Albania and has completed the FEED engineering of a pilot plant for its SonoprocessTM technology in collaboration with Western Research Institute of Laramie, Wyoming, USA. The total cost of the full synthetic fuel oil production line in Albania and the FEED engineering of the pilot plant in Laramie, Wyoming is currently estimated to be approximately $2,500,000, of which $546,942 has been incurred through March 31, 2015.

Depreciation of the buildings for the production line in Albania began in 2012 upon their completion. Depreciation expense was $9,538 and $10,613 for the quarters ended March 31, 2015 and 2014, respectively.

NOTE 4: Related Party Transactions

On June 6, 2012, we borrowed $200,000 from our President under a convertible debenture. The convertible debenture is unsecured, originally matured on June 6, 2013 and bears interest at 10%. On June 5, 2013 the maturity date of the debenture was extended to June 6, 2014. On June 5, 2014 the maturity date of the debenture was further extended to June 6, 2015. At any time prior to the maturity date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000, our President may elect to convert the debenture in whole or in part into common shares at the same price any shares are sold, or in the case of a convertible debenture, the price of the shares issuable upon conversion. During 2012, the Company raised more than $500,000 and this note became convertible at $0.25 per share. The total amount due to the President as of March 31, 2015 and December 31, 2014 for advance payable was $5,868. The outstanding unpaid balance under this note was $200,000 as of March 31, 2015 and December 31, 2014.

NOTE 5: Stockholders’ Equity

On May 21, 2014, the Company entered into a Non-Exclusive Sales, Distribution, Manufacturing and License Agreement and a Consulting Agreement with a consulting firm. In consideration of these services, the Company will issue 9,000,000 shares and a 10-year warrant for the purchase of 3,000,000 shares at an exercise price of $0.148 per share. The warrants vest immediately and have a fair value of $321,197 as calculated using the using Black-Scholes model. Assumptions used in the Black- Scholes model include: (1) a discount rate of 0%; (2) an expected term of 10 years; (3) an expected volatility of 117%; and (4) zero expected dividends. The shares are to be issued in quarterly installments beginning in August 2014. The fair value of the shares will be determined upon the completion of the services. During the three months ended March 31, 2015, $45,230 in fair value was recognized under this award. The fair value of the unvested portion as of March 31, 2015 was determined to be $225,981, which will be recognized over the remaining service period. All common shares have been issued under this agreement.

On June 17, 2014, the Company entered into a Consulting Agreement with an individual. In consideration for these services the Company will issue 2,000,000 shares to him. During the three months ended March 31, 2015, $11,741 in fair value was recognized under this award. The remaining fair value of the unvested portion as of March 31, 2015 was determined to be $48,903, which will be recognized over the remaining service period. No common shares have yet been issued under this agreement. During the three months ended March 31, 2015, 166,667 shares have been issued under this agreement and 1,333,332 have not been issued as of March 31, 2015.

A summary of the Company’s warrant activity during the three months ended March 31, 2015, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Intrinsic Value
Balance outstanding, December 31, 2014	3,402,000	$0.20	8.62	-
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	(52,000)	0.50	-
Balance outstanding, March 31, 2015	3,350,000	$0.20	8.51	-
Exercisable, March 31, 2015	3,350,000	$0.20	8.51

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

OVERVIEW

We focused on the sonic separation, treatment and upgrading of heavy oil, and on the manufacture of synthetic fuel oil through emulsification of heavy crude oil and asphaltenes. We are in the process of bringing online our first synthetic fuel oil manufacturing facility, which is located in Albania, and which has a manufacturing capacity of 3,000 bbls/day. We plan to generate revenue by manufacturing synthetic fuel oil and by integrating our Sonoprocess™ technology for decontamination of hydrocarbons, waste oil, water and the partial upgrading of heavy oil into oil producer treatment facilities as well as by developing our own stand-alone separation facilities. We have not generated any revenue since inception. To date, we have funded our operations through the issuance of convertible debentures and sales of shares of our common stock.

Recent Events

During the first quarter of 2015, we have been working on completing the regulatory permits required for our synthetic fuel facility as result of new legislation introduced in Albania by the Ministry of Energy related to the manufacture of synthetic fuel oil in the country. We expect to receive the processing and environmental permit and other related approvals necessary for us to begin processing and selling of synthetic fuel oil during the second quarter of 2015.

On June 10, 2014 we announced the successful completion of an independent engineering feasibility analysis and validation of the Sonoprocess sonic deasphalting technology with Gas Liquids Engineering of Calgary. During first quarter of 2015 we have further reviewed that validation study through another independent consultant and are ready now to move ahead with the building of the pilot plant at WRI’s site in Laramie, Wyoming, USA.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

We did not generate any revenue for the three months ended March 31, 2015 or March 31, 2014.

General and administrative expenses were $284,414 for the three months ended March 31, 2015. Our operating expenses were comprised of costs for legal services in the amount of $83, or approximately 0.03% of our operating expenses, for compensation in the amount of $39,984, or approximately 14% of our operating expenses, for transfer agent and filing fees in the amount of $8,144, or approximately 3% of our operating expenses, for audit, accounting, and related fees of $38,930, or approximately 13% of our operating expenses, for office expenses in the amount of $1,061, or approximately 0.4% of our operating expenses, for insurance in the amount of $4,042, or approximately 1% of our operating expenses, for other G&A expense in the amount of $36,036, or approximately 13% of our operating expenses, and for consultant fees in the amount of $58,471, or approximately 20% of our operating expenses. We also spent $14,350 for investor relations services. In addition, we recognized depreciation expense of $9,538 for the three months ended March 31, 2015. General and administrative expenses during the three months ended March 31, 2014 totaled $175,647 and included costs for legal, accounting, investor relations and other administrative costs incurred by us in connection with developing and beginning the implementation of our operating plan as well as costs related to public company compliance matters. In addition, we recognized depreciation expense of $10,613 for the quarter ended March 31, 2014. As noted above, operating expenses increased during the three months ended March 31, 2015

Our loss from operations of $293,952 resulted from the operating expenses we incurred, as described above. Loss from operations for the three months ended March 31, 2014 was $186,260.

Interest expense was $4,932 for the three months ended March 31, 2015. Interest expense for the three months ended March 31, 2014 was $4,932.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net income (loss) attributable to non-controlling interest of $48,862 and $3,968 reflects the portion of the net income of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the three months ended March 31, 2015 and 2014, respectively.

The net loss attributable to Petrosonic Energy, Inc. for the three months ended March 31, 2015 of $250,022 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the income attributable to the non-controlling interest described above. The net loss for three months ended March 31, 2014 was $187,224.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $377,932 compared with $444,630 at December 31, 2014. As of March 31, 2015, we had total current assets of $496,197 and total current liabilities of $938,249, resulting in a working capital deficit of ($442,052) on that date. We have incurred an accumulated deficit of $5,106,485.

Operating activities for the three months ended March 31, 2015 resulted in net cash used of $171,638 compared with cash used in operations for the three months ended March 31, 2014 of $142,792. The increase in the use of cash was attributable primary to the increase of the consulting cots.

Investing activities for the three months ended March 31, 2015 resulted in net cash provided of $5,698 during the three months ended March 31, 2015 compared with cash used for investing activities for the three months ended March 31, 2014 of $6,303. The cash used for investing activities resulted from cash paid for the acquisition of property and equipment during the three months ended March 31, 2015 and 2014.

Financing activities for the three months ended March 31, 2015 resulted in net cash provided of $0 compared with cash provided by financing activities for the three months ended March 31, 2014 of $0.

The effects of foreign exchange resulted in a positive effect on cash of $110,639 during the three months ended March 31, 2015 compared with a negative effect of $4,428 during the three months ended March 31, 2014. The change reflects the effects of the variability in the rates of exchange of the various currencies in which the Company transacted business during the periods presented.

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

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

●	Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

●	We did not maintain proper segregation of duties for the preparation of our financial statements – The majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

I.)	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

II.)	Lack of control over preparation of financial statements, and proper application of accounting policies.

●	We lack sufficient information technology controls and procedures – As of March 31, 2015, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

●	Lack of formal review process that includes multiple levels of review, resulting in several audit adjustments.

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 which we filed with the Securities and Exchange Commission on April 15, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of Petrosonic Energy, Inc. (1)

3.1.1	Articles of Amendment to Articles of Incorporation of Petrosonic Energy, Inc. (2)

3.2	Bylaws, as amended (3)

10.1	Cooperation Agreement entered into on August 14, 2014 between the registrant and Western Research Institute of Wyoming (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (Unaudited); (ii) Consolidated Statements of Operations (Unaudited); (iii) Consolidated Statement of Stockholders’ Equity (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Consolidated Financial Statements.*

*	Filed herewith.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 19, 2008.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSONIC ENERGY, INC.
(Registrant)

Date: May 14, 2015	By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer and Principal Financial Officer

