Form 10-K
period 2015-12-31
PETROSONIC ENERGY, INC.
filed 2016-04-05
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

At April 5, 2016, there were 90,288,323 shares of the registrant’s common stock outstanding.

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

ITEM 1. BUSINESS

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

We were incorporated in the State of Nevada on June 11, 2008 under the name “Bearing Mineral Exploration, Inc.”. We were organized for the purpose of conducting gold exploration activities on a mineral claim located in the Province of Newfoundland, Canada. We were not able to establish the existence of a commercially minable gold deposit and sought other viable business opportunities. We were a shell corporation prior to July 27, 2012 when, as described below, we acquired from Sonoro Energy Ltd. certain technology and equipment relating to enhanced separation by sonication of hydrocarbons and other materials.

On April 17, 2012 we issued 20,000,003 (post-split) shares of our common stock to Art Agolli, then our sole officer and director, in exchange for all of his right, title and interest in a letter of intent with Sonoro Energy Ltd. (“Sonoro”), a Canadian publicly traded company (TSX-V:SNV) based in Calgary, Alberta, Canada. Mr. Agolli owns 3,779,500 shares, or approximately 1.4%, of Sonoro’s issued and outstanding shares of common stock (based on the number of shares of common stock reported by Sonoro to be outstanding on September 30, 2013, which is the most recent report currently available).

On May 16, 2012, we effected an 11.25-for-1 forward stock split of our common stock and an increase in our authorized number of common shares to 843,750,000. Additionally, on May 16, 2012, we changed our name to “Petrosonic Energy, Inc.” to better reflect our new business direction.

During the year ended December 31, 2015 we impaired the full remaining value of our fixed assets which resulted in a charge of $758,864. We determined that due to fact that these assets have yet to provide on-going revenue to the Company and based upon the projection that their carrying value would not be recoverable; the assets were impaired down to their estimated fair value of zero.

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

The Purchase Agreement contained a clause that required us to commence commercial operations (which occurs when we process an average of 50 barrels of feed stock per day over a period of 30 consecutive days utilizing the technology acquired) in any one jurisdiction (with the exception of Iraq) within two years of the closing date. If we are unable to comply with this requirement, then Sonoro would have the option to repurchase the technology from the Company for $1.00 (the Repurchase Clause”). Upon extensive testing of the Sonoro assets after the closing date, we determined that additional development was required to bring the purchased assets to the specifications that we were promised by Sonoro. We corrected the failures of the purchased assets and we are not actively in discussions with Sonoro over this conflict, but retain the right to request improvements to our systems form Sonoro, when advantageous and cost-effective to do so, including the elimination of the Repurchase Clause. If we are unable to resolve our differences amicably, we will consider pursuing our legal and equitable remedies.

As noted above, during the year ended December 31, 2015 we impaired the full remaining value of our fixed assets which resulted in a charge of $758,864. We determined that due to fact that these assets have yet to provide on-going revenue to the Company and based upon the projection that their carrying value would not be recoverable; the assets were impaired down to their estimated fair value of zero. We continue to own these assets and will continue our attempts to employ these assets for the purpose of generating revenue from normal operations.

Quadrise – Memorandum of Understanding

On September 15, 2012, we signed a memorandum of understanding with Quadrise Canada Corporation, a private emulsion technology company for the upstream and downstream oil industry that has an exclusive license in a heavy crude and asphaltene emulsification technology (hereinafter “Quadrise”). The technology enables us to convert de-asphalted oil and asphaltenes into readily marketable emulsified fuel oil and high-end asphalt. In accordance with the agreement, Quadrise licensed to us, on an exclusive basis, the right to use the technology in Albania and for projects to be determined in other jurisdictions. The license also allows us to expand our use of the technology into other jurisdictions, subject to Quadrise’s rights. In accordance with the memorandum of understanding, Quadrise delivered to our plant in Albania a manufacturing unit capable of delivering 120 bbl/hour of feedstock. On June 10, 2013 we successfully completed our first emulsification test and processed and delivered our first synthetic fuel oil in accordance with a Master Toll Services Agreement dated April 3, 2013 that we signed with IDK Petrol Albania Sha., an Albanian energy company (“IDK Petrol”). IDK Petrol agreement did not perform the terms of the agreement and we are discussing with other clients. Our plant has the capacity to process 3,000 barrels of oil per day with this technology. Through March 1, 2014 we had emulsified approximately 200 barrels of crude oil using this process.

During the year ended December 31, 2015 we impaired the full remaining value of our inventory assets which resulted in a charge of $75,883. We determined that due to fact that these assets have yet to provide on-going revenue to the Company and based upon the projection that their carrying value would not be recoverable; the assets were impaired down to their estimated fair value of zero. They remain available to us for sale should we find a buyer for these assets.

Agreement with Western Research Institute

In 2014, Petrosonic signed a collaboration agreement with Western Research Institute (WRI) of Laramie, Wyoming, USA. According to the agreement, WRI will engineer, manufacture and operate a pilot plant for Petrosonic to test its technology in hydrocarbons and other areas. WRI completed the feed engineering part of the project and subject to adequate funding for the Company, and the ability to pay for this project, WRI will continue with installment of the pilot plant in 2016. The pilot plant will allow Petrosonic to fully validate its Sonoprocess technology and market it to industrial partners.

As noted above, during the year ended December 31, 2015 we impaired the full remaining value of our fixed assets which resulted in an charge of $758,864. We determined that due to fact that these assets have yet to provide on-going revenue to the Company and based upon the projection that their carrying value would not be recoverable; the assets were impaired down to their estimated fair value of zero. We continue to own these assets and will continue our attempts to employ these assets for the purpose of generating revenue from normal operations.

Summary of Operations

For the year ended December 31, 2015, we earned no revenue and have accumulated losses since inception. Though we are ready to begin operations  upon the success of our pilot plant, we expect to generate operating losses during some or all of our planned early stages, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements and to raise additional capital, which may likely involve the further issuance of capital stock, and the success of our future operations.

Sonication Operation Plans and Business Focus

During 2015 we concentrated on developing an intellectual property strategy for our technology and continued to make progress in consolidation and growing our patent assets and portfolio. In addition, we have moved our sonicator from Albania to North America in order to build our pilot commercial enhanced separation plant that will separate various hydrocarbons and other materials. We plan to allocate necessary funding to complete such plant in 2016. This would enable the Company to commercialize the technology in several areas.

As noted above, during the year ended December 31, 2015 we impaired the full remaining value of our fixed assets which resulted in an charge of $758,864. We determined that due to fact that these assets have yet to provide on-going revenue to the Company and based upon the projection that their carrying value would not be recoverable; the assets were impaired down to their estimated fair value of zero. We continue to own these assets and will continue our attempts to employ these assets for the purpose of generating revenue from normal operations.

If we are able to successfully establish our first commercial facility, we believe oil producers, gatherers and processors may then integrate the Petrosonic system at their cost into their treatment facilities. Petrosonic would license our sonication technology and retain a royalty fee under this type of development, or we may form joint ventures to install and manage various types of plants jointly. Petrosonic may also choose to develop its own stand-alone facilities.

We believe there are further opportunities to use this technology in several other applications. We have filed additional patent applications covering these technologies.

Vision and Strategy

During 2016 we plan to work toward completion of the following milestones:

●	Allocate funding from government grants and/or investors to complete the enhanced separation pilot plant in North America;

●	In addition, we would like to form joint ventures in several areas of application of our technology to establish commercial plants;

●	Our main focus is North America;

●	Develop further our IP portfolio; and

Key Success Factors

Our success will be dependent upon:

●	our ability to attract and develop numerous projects once our pilot plant is complete;

●	access to an ample producer feedstock supply and our ability to find equitable profit distribution;

●	our ability to minimize technical risk through avoidance of scale up issues; and

●	our ability to find strategic partners who can help finance our operations and/or gain quick access to markets.

Priorities

Our immediate priorities are to:

●	Strengthen our operations and management as we move forward

●	Allocate the necessary funding to build the pilot plant

●	Form joint ventures or strategic partnerships to commercialize our technologies; and

●	Generate revenue and become cash flow positive within 2016.

The Industry

Petrosonic is applying its advanced separation technology to the liquid hydrocarobon industry, specifically focusing on the value proposition that we feel we can deliver to lower costs and improve environmental footprints in a number of areas where separation is needed.

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

Marketing and Sales Strategy

Petrosonic’s business model is to provide integrated separation systems to midstream and downstream companies throughout the liquid hydrocarbon industries. Given the relative ease of integration and transportation, the process is designed to be easily applicable to market constituents. The immediate marketing and sales strategy is to sell our processing services on toll or joint venture basis to customers directly or process for third parties at our stand alone facilities on a tolling basis. As a result, business models can take on various forms.

Customers

Our target customers are industrial groups that process or consume fuel oil and refineries that refine heavy oil, and others. In addition, our potential customers consist of heavy oil trading companies and, assuming the development of our business to sell asphaltenes, asphalt producers and consumers of asphalt products such as construction companies that require asphaltenes as raw material for production of asphalt.

Employees

We have currently 1 full time employee. From time to time we also retain the services of independent consultants. The consultants provide general business services to us, such as assistance with regulatory matters and engineering services, as well as providing expertise in areas including legal services, investor relations services and business development services. We currently use the services of 4 consultants.

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

Since our inception on May 24, 2010 (date of inception of our Predecessor) through December 31, 2015, we have sustained recurring net losses resulting in an accumulated deficit $6,337,782 as of December 31, 2015. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and uncertainties inherent in the establishment of a business enterprise including, but not limited to, lack of operating capital, lack of skilled personnel and lack of demand for our process. There can be no assurance that we can execute our business plan, which involves implementing our process of converting heavy sour oil and bitumen to a value-added synthetic crude oil. Even if we are successful in implementing our business plan, there is no assurance that our future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

We have reported a net loss of $1,481,319, for the year ended December 31, 2015. If we are unable to generate significant revenues from our processing facility in the future, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our company.

Our auditors have indicated that our recurring losses raise substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended December 31, 2015 were prepared on a going concern basis. However, we have suffered recurring losses since inception and our auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Until we earn revenues that are adequate to support our operations, which may never happen, our ability to maintain our status as an operating company is entirely dependent upon obtaining adequate cash to finance our overhead and implement our business plan. In order to meet our operating expenses, we have sold debt and equity securities and we expect to continue selling our securities to raise money in the future. There is considerable uncertainty as to whether we will be able to obtain financing on terms acceptable to us. There is no assurance that we will be able to implement our business plan or continue our operations.

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

All decisions with respect to the management of the Company will be made by our board of directors and our officers. Art Agolli, our Chief Executive Officer and a director, beneficially owns approximately 25.28% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934. Therefore, management, and in particular Mr. Agolli, will have significant influence in electing a majority of the board of directors who shall, in turn, have the power to appoint the officers of the Company and to determine, in accordance with their fiduciary duties and the business judgment rule, the direction, objectives and policies of the Company including, without limitation, the purchase of businesses or assets; the sale of all or a substantial portion of the assets of the Company; the merger or consolidation of the Company with another corporation; raising additional capital through financing and/or equity sources; the retention of cash reserves for future product development; expansion of our business and/or acquisitions; the filing of registration statements with the Securities and Exchange Commission for offerings of our capital stock; and transactions which may cause or prevent a change in control of the Company or its winding up and dissolution. You should not purchase our common stock unless you are willing to entrust management of our Company to these individuals.

Because we are a small, unproven company, stockholders may find it difficult to sell their common stock in the public markets.

Our common shares are currently traded on the OTC Pink under the symbol “PSON”. The number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more viable. Additionally, many brokerage firms may not be willing to effect transactions in the securities. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

We are subject to various environmental laws and regulations in the countries in which we operate. The government of Albania requires us to obtain an environmental permit for our facility and a fire safety permit. We have received the approval of environmental permit in March 2016 from the Ministry of Environment. In late 2015 the government issued a new rule which requires all refineries and processing plants that process crude to apply for a processing permit. We prepared and submitted all the necessary paperwork and we expect the processing permit to be issued during the second quarter of 2016., Since our operations do not require any use of water, extensive energy or generate any emissions we do not anticipate that we will be subject to the more complicated and lengthy permit requirements typical for refineries or upgraders. If we fail to receive the processing permit to which we are subject, we may incur significant liabilities and our business opportunities could be reduced.

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

ITEM 2. PROPERTIES

We own our processing facility, which is located in Fier, Albania. Albania’s heavy oil upstream and downstream industries are located in Fier and the facility is only a few miles away from the heavy oil producing fields. It is also located 35 kilometers away from Albania’s only deep-sea port and export facility, the PIR Vlora terminal. The facility will be used for both emulsifying heavy oil and de-asphalting heavy oil and bitumen by sonication. The facility is capable of emulsifying 3,000 barrels of oil per day and we expect the facility will be able to sonicate 1,000 barrels of oil per day. Our facility is both suitable and adequate for our current operations. During the year ended December 31, 2015 we impaired the full remaining value of our long-lived assets including this property which resulted in an charge of $758,864. We determined that due to fact that these assets have yet to provide on-going revenue to the Company and based upon the projection that their carrying value would not be recoverable; the assets were impaired down to their estimated fair value of zero.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the OTC Pink marketplace under the name “Petrosonic Energy, Inc.” and under the symbol “PSON”. Our common stock par value is $0.001 per share.

There is no established trading market for shares of our common stock. We cannot provide assurance that any established trading market for our common stock will develop or be maintained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid price for our common stock, as reported on the OTC Pink. The quotations below reflect inter-dealer prices without retail mark-up, markdown or commissions and may not represent actual transactions.

Year Ended December 31, 2015	High Bid	Low Bid
Fourth Quarter 10-1-15 to 12-31-15	$0.035	$0.013
Third Quarter 7-1-15 to 9-30-15	$0.040	$0.026
Second Quarter 4-1-15 to 6-30-15	$0.045	$0.026
First Quarter 1-1-15 to 3-31-15	$0.120	$0.035

Year Ended December 31, 2014	High Bid	Low Bid
Fourth Quarter 10-1-14 to 12-31-14	$0.215	$0.058
Third Quarter 7-1-14 to 9-30-14	$0.220	$0.110
Second Quarter 4-1-14 to 6-30-14	$0.200	$0.107
First Quarter 1-1-14 to 3-31-14	$0.575	$0.140

The last sale price of our common stock on April 5, 2016 was $0.01.

Stockholders

At April 5, 2016 there were approximately 64 record holders of our common stock.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our Board of Directors may deem relevant. Our accumulated deficit, which at December 31, 2015 was $6,337,782, currently limits our ability to pay dividends.

Recent Sale of Unregistered Securities

We did not sell any equity securities during the quarter ended December 31, 2015 that were not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and accompanying notes of Petrosonic Energy, Inc. for the years ended December 31, 2015 and 2014.

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

Recent Events

During the year ended December 31, 2015 we impaired the full remaining value of our fixed assets which resulted in a charge of $758,864. We determined that due to fact that these assets have yet to provide on-going revenue to the Company and based upon the projection that their carrying value would not be recoverable; the assets were impaired down to their estimated fair value of zero. We continue to own these assets and will continue our attempts to employ these assets for the purpose of generating revenue from normal operations.

In the fourth quarter of 2015, we began assembling the necessary vendors and team to conduct a pilot plant test in the US on hydrocarbon separation, in a new market. We are continuing to pursue this, as well as new patents for this area of the industry.

During the first quarter of 2015, we worked on completing the regulatory permits required for our synthetic fuel facility as result of new legislation introduced in Albania by the Ministry of Energy related to the manufacture of synthetic fuel oil in the country. We expected to receive the processing and environmental permit and other related approvals necessary for us to begin processing and selling of synthetic fuel oil by the end of 2015 but at this time, we are still unable to do so.

During the year ended December 31, 2015 we impaired the full remaining value of our inventory assets which resulted in a charge of $75,883. We determined that due to fact that these assets have yet to provide on-going revenue to the Company, it was most prudent to account for their value to zero. They remain available to us for sale should we find a buyer for these assets.

On June 10, 2014 we announced the successful completion of an independent engineering feasibility analysis and validation of the Sonoprocess sonic deasphalting technology with Gas Liquids Engineering of Calgary. During first quarter of 2015 we further reviewed that validation study through another independent consultant and are ready now to move ahead with the building of the pilot plant at WRI’s site in Laramie, Wyoming, USA.

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

Going Concern Uncertainties

As of the date of this report, there is substantial doubt regarding our ability to continue as a going concern as we have not generated any revenues to date and we do not know when or if we will be able to general revenues in the future to fund our business operations and loan commitments. The financial statements included in this report have been prepared on a going concern basis, which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. If we are not to continue as a going concern, we would likely not be able to realize our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the financial statements.

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

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were impaired for the amount of $758,864 and $439,134 during the year ended December 31, 2015 and 2014.

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

RESULTS OF OPERATIONS

Year ended December 31, 2015 as compared to the year ended December 31, 2014

We did not generate any revenue for the year ended December 31, 2015 or December 31, 2014.

General and administrative expenses were $742,770 for the year ended December 31, 2015. We had a gain on settlement of accounts payable of $116,298. In addition, we recognized depreciation expense of $38,620 for the year ended December 31, 2015. Operating expenses during the year ended December 31, 2014 totaled $1,507,943. As noted above, operating expenses decreased during the year ended December 31, 2015.

Our loss from operations of $781,390 resulted from the operating expenses we incurred. Loss from operations for the year ended December 31, 2014 was $1,507,943.

Interest expense was $22,223 for the year ended December 31, 2015. Interest expense for the year ended December 31, 2014 was $20,000.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net income attributable to non-controlling interest of $40,743 and $236,068 reflects the portion of the net income of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the year ended December 31, 2015 and 2014, respectively.

The net loss attributable to Petrosonic Energy, Inc. for the year ended December 31, 2015 of $1,481,319 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the income attributable to the non-controlling interest described above. The net loss for the year ended December 31, 2014 was $1,716,349.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $117,936 compared with $444,630 at December 31, 2014. As of December 31, 2015, we had total current assets of $153,947 and total current liabilities of $962,446, resulting in a working capital deficit of $808,449 at December 31, 2015. We have incurred an accumulated deficit of $6,337,782.

Operating activities for the year ended December 31, 2015 resulted in net cash used of $386,529 compared with cash used in operations for the year ended December 31, 2014 of $640,235. The decrease in the use of cash was attributable primarily to the decrease in operating costs during the year ended December 31, 2015.

Investing activities for the year ended December 31, 2015 resulted in net cash used of $9,341 during the year ended December 31, 2015 compared with cash used for investing activities for the year ended December 31, 2014 of $6,302. The cash used for investing activities resulted from cash paid for the acquisition equipment during the year ended December 31, 2015 and 2014.

Financing activities for the years ended December 31, 2015 and 2014 resulted in 0.

Effects of foreign exchange on cash. The effects of foreign exchange resulted with a positive effect of $69,176 during the year ended December 31, 2015 compared with positive effect of $83,515 during the year ended December 31, 2014. The change reflects the effects of the variability in the rates of exchange of the various currencies in which the Company transacted business during the periods presented.

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

Trends, Events and Uncertainties

Discussions with Sonoro Energy Ltd.

On July 27, 2012, pursuant to the terms of an Asset Purchase and Sale Agreement we acquired certain assets from Sonoro Energy Ltd., including technology relating to the treatment and upgrading of heavy oil by sonicated solvent de-asphalting, two sonic reactors and a solvent recovery system. Upon extensive testing of the Sonoro assets after the closing date, we determined that additional development was required to bring the purchased assets to the specifications that we were promised by Sonoro. We are not actively in discussions with Sonoro over this conflict, but retain the right to request improvements to our systems form Sonoro, when advantageous and cost-effective to do so.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETROSONIC ENERGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Petrosonic Energy, Inc. and Subsidiary

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Petrosonic Energy, Inc. (collectively the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 5, 2016

PETROSONIC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$117,936	$444,630
Receivable	25,634	33,560
Prepaid expense	10,377	18,929
Inventory	-	75,883
Other current assets	-	15,645
Total current assets	153,947	588,647

Non-current assets:
Fixed assets - net	-	718,143
Land	-	70,000
Total assets	$153,947	$1,376,790

Liabilities and Stockholder’s Equity (Deficit)
Current liabilities:
Accounts payable	$340,412	$431,590
Accounts payable to related parties	37,365	5,868
Accrued liabilities	384,669	265,806
Convertible debt to related parties	200,000	200,000
Total current liabilities	962,446	903,264

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value, 843,750,000 shares authorized, 90,288,323 and 89,621,655 shares issued and outstanding, respectively	$90,289	$89,621
Additional paid-in capital	5,853,058	5,682,865
Subscription note receivable	(140,000)	(140,000)
Deficit accumulated	(6,337,782)	(4,856,463)
Accumulated other comprehensive loss	(224,145)	(293,321)
Total Petrosonic Energy, Inc. stockholders’ equity (deficit)	(758,580)	482,702
Non-controlling interest	(49,919)	(9,176)
Total stockholders’ equity (deficit)	(808,499)	473,526
Total liabilities and stockholders’ equity (deficit)	$153,947	$1,376,790

The accompanying notes are an integral part of these consolidated financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For The Year Ended	For The Year Ended
	December 31, 2015	December 31, 2014
Operating expenses
Selling, general and administrative	742,770	1,465,491
Depreciation and amortization expense	38,620	42,452
Gain on forgiveness of accounts payable	(116,298)	-
Loss on impairment of inventory and long-lived assets	834,747	424,474
Total operating expenses	1,499,839	1,932,417

Loss from operations	(1,499,839)	(1,932,417)

Other expense
Interest expense	(22,223)	(20,000)
Total other expense	(22,223)	(20,000)

Net loss	(1,522,062)	(1,952,417)

Net loss attributable to non-controlling interest	40,743	236,068

Net loss attributable to Petrosonic Energy, Inc.	$(1,481,319)	$(1,716,349)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	90,121,656	79,821,654

Other Comprehensive Loss:

Net loss	$(1,522,062)	$(1,952,417)

Foreign currency translation adjustment	69,176	83,515

Comprehensive loss	(1,452,886)	(1,868,902)

Comprehensive loss attributable to non-controlling interest	40,743	236,068

Comprehensive loss attributable to Petrosonic Energy, Inc.	$(1,412,143)	$(1,632,834)

The accompanying notes are an integral part of these consolidated financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2015 AND 2014

					Accumulated Other		Total Petrosonic Energy, Inc.’s		Total Stockholders’
	Common Stock			Subscription	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Equity
	Shares	Amount	APIC	Receivable	Income	Deficit	Equity	Interest	(Deficit)
Balances, December 31, 2013	79,821,654	$79,821	$4,972,751	$(140,000)	$(376,836)	$(3,140,114)	$1,395,622	$226,892	$1,622,514
Shares issued for services	9,800,001	9,800	388,917	-	-	-	398,717	-	398,717
Warrants issued for services	-	-	321,197	-	-	-	321,197	-	321,197
Foreign currency translation	-	-	-	-	83,515	-	83,515	-	83,515
Net loss	-	-	-	-	-	(1,716,349)	(1,716,349)	(236,068)	(1,952,417)
Balances, December 31, 2014	89,621,655	$89,621	$5,682,865	$(140,000)	$(293,321)	$(4,856,463)	$482,702	$(9,176)	$473,526
Shares issued for services	666,668	668	141,332	-	-	-	142,000	-	142,000
Warrants issued for services	-	-	28,861	-	-	-	28,861	-	28,861
Foreign currency translation	-	-	-	-	69,176	-	69,176	-	69,176
Net loss	-	-	-	-	-	(1,481,319)	(1,481,319)	(40,743)	(1,522,062)
Balances, December 31, 2015	90,288,323	$90,289	$5,853,058	$(140,000)	$(224,145)	$(6,337,782)	$(758,580)	$(49,919)	$(808,499)

The accompanying notes are an integral part of these consolidated financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended	For The Year Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,522,062)	(1,952,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	38,620	27,791
Gain on forgiveness of accounts payable	(116,298)	-
Loss on impairment of inventory and long-lived assets	834,747	439,134
Shares issued for services	142,000	398,717
Options expense	28,861	321,197
Changes in operating assets and liabilities:
Receivable	7,926	17,047
Inventory and supplies	-	(139)
Prepaid expenses and other current assets	24,197	35,259
Accounts payable and accrued expenses	143,983	73,176
Accounts payable to related parties	31,497	-
CASH USED IN OPERATING ACTIVITIES	(386,529)	(640,235)

Cash paid for purchase of fixed assets	(9,341)	(6,302)
CASH USED IN INVESTING ACTIVITIES	(9,341)	(6,302)

Effects of foreign exchange on cash	69,176	83,515

NET DECREASE IN CASH	(326,694)	(563,022)
CASH AT BEGINNING OF YEAR	444,630	1,007,652
CASH AT YEAR END	$117,936	$444,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Petrosonic Energy, Inc.

Notes to the Consolidated Financial Statements

NOTE 1: Nature of Business and Significant Accounting Policies

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

Accounts Receivable

Accounts receivables as of December 31, 2015 and 2014 consisted of a value-added tax receivable from the tax authorities of Albania of $25,634 and $33,560 respectively. The Company files for and receives a refund of this amount annually.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out (“FIFO”) basis. Inventory was impaired as of December 31, 2015 for the amount of $75,883.

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

Impairment of Long-Lived Assets

The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the estimated future cash flows (undiscounted) expected to result from the use and eventual disposition of the asset group is less than the carrying amount of the asset group, an impairment loss is recognized which is measured based on the fair value of the asset. Construction in process is impaired when projects are abandoned or terminated. Long-lived assets were impaired as of December 31, 2015 and 2014 for the amount of $758,864 and $439,134, respectively.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718. Stock-based compensation to employees is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of stock-based payments using the Black-Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances. The stock-based compensation was $170,861 and $719,914 during 2015 and 2014, respectively.

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

NOTE 2: Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has suffered recurring net losses since inception, has an accumulated deficit at December 31, 2015 and does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 3: Income Taxes

The Company has an accumulated net operating loss of approximately $3,700,000 as of December 31, 2015 which begins to expire in 2032. The Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company’s net deferred income tax asset as of December 31, 2015 and 2014, after applying the corporate income tax rate of 35%, are as below:

	December 31, 2015	December 31, 2014
Net operating losses	$1,300,000	$850,000
Valuation allowance	(1,300,000)	(850,000)
Net deferred tax assets	$-	$-

NOTE 4: Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Construction in progress - machinery and equipment	$-	$546,942
Buildings (10 year useful life)	-	73,197
Equipment	-	175,820
Less: accumulated depreciation	-	(77,816)
Total	$-	$718,143

During the year ended December 31, 2015, the Company wrote off its long-lived assets and inventory, and recorded loss on impairment of long-lived assets of $758,864 and a loss on impairment of inventory of $75,883. During the year ended December 31, 2014, the Company wrote off long-lived assets related to the Sonication process, and recorded loss on impairment of assets of $439,134.

NOTE 4: Related Party Transactions

On June 6, 2012, we borrowed $200,000 from our President under a convertible debenture. The convertible debenture is unsecured, originally matured on June 6, 2013 and bears interest at 10%. On June 5, 2013 the maturity date of the debenture was extended to June 6, 2014. On June 5, 2014 the maturity date of the debenture was further extended to June 6, 2015. At any time prior to the maturity date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000, our President may elect to convert the debenture in whole or in part into common shares at the same price any shares are sold, or in the case of a convertible debenture, the price of the shares issuable upon conversion. During 2012, the Company raised more than $500,000 and this note became convertible at $0.25 per share. The outstanding unpaid balance under this note was $200,000 as of December 31, 2015 and December 31, 2014. As of December 31, 2015, the note was in default.

As of December 31, 2015 and 2014, the Company has a payable of $24,415 and $5,868 to its President, respectively. The amounts are unsecured, bear no interest and due on demand

On May 29, 2015, our Board of Directors appointed Mr. Gerald W. Bruce, as Chief Technology Officer of the Company. Mr. Bruce currently serves as President of his consulting company GWB Process Consulting Inc. As compensation, upon execution of the agreement, Mr. Bruce is to be paid $10,000, and $3,000 per month thereafter, to be increased to $5,000 per month once funding has been received for the development program. In connection with the agreement, the Company also agreed to issue Mr. Bruce options to purchase 500,000 shares of common stock, including 250,000 options upon reaching milestone 1, and remaining 250,000 options upon reaching milestone 2. As of December 31, 2015, the options had not yet been granted as all of the key terms and conditions have not yet been set.

As of December 31, 2015 and 2014, the Company has consulting expense payable of $12,950 and $0 to Mr. Bruce, respectively.

On November 18, 2015, our Board of Directors appointed Mr. Keith R. McGee, as President and Chief Operating Officer of the Company. Mr. McGee currently serves as President of his consulting company RockReef Advisors. Under the Consulting Agreement entered into by and between the Company and Rockreef Advisors, LLC, Mr. McGee is to receive 5,000,000 options of company stock, vesting upon achievement of various milestones. The options will have an exercise price of $0.02 and shall expire five years from the grant date. In addition, Mr. McGee is to receive a monthly retainer of $6,000.

On November 18, 2015 our Board of Directors granted Alfred Fischer, Director, 300,000 options of Company stock. The options shall vest immediately, have an exercise price of $0.02 and shall expire five years from the grant date.

NOTE 5: Stockholders’ Equity

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

On May 21, 2014, the Company entered into a Non-Exclusive Sales, Distribution, Manufacturing and License Agreement and a Consulting Agreement with a consulting firm. In consideration of these services, the Company will issue 9,000,000 shares and a 10-year warrant for the purchase of 3,000,000 shares at an exercise price of $0.148 per share. The warrants vest immediately and have a fair value of $321,197 as calculated using the using Black-Scholes model. Assumptions used in the Black- Scholes model include: (1) a discount rate of 0%; (2) an expected term of 10 years; (3) an expected volatility of 117%; and (4) zero expected dividends. The shares are to be issued in quarterly installments beginning in August 2014. The fair value of the shares will be determined upon the completion of the services. During the year ended December 31, 2014, $329,464 in fair value was recognized under this award. During the year ended December 31, 2015, $113,121 in fair value was recognized under this award. The fair value of the unvested portion as of December 31, 2015 was determined to be $81,064, which will be recognized over the remaining service period. All common shares have been issued under this agreement.

On June 17, 2014, the Company entered into a Consulting Agreement with an individual. In consideration for these services the Company will issue 2,000,000 shares to him. During the year ended December 31, 2014, $63,073 in fair value was recognized under this award. During the year ended December 31, 2015, $28,879 in fair value was recognized under this award. The remaining fair value of the unvested portion as of December 31, 2015 was determined to be $22,340, which will be recognized over the remaining service period. During the year ended December 31, 2014, 500,001 shares have been issued under this agreement. During the year ended December 31, 2015, 666,668 shares have been issued under this agreement and 833,331 have not been issued as of December 31, 2015.

On November 18, 2015, our Board of Directors appointed Mr. Keith R. McGee, as President and Chief Operating Officer of the Company. Mr. McGee currently serves as President of his consulting company RockReef Advisors. Under the Consulting Agreement entered into by and between the Company and Rockreef Advisors, LLC, Mr. McGee is to receive 5,000,000 options of company stock, one third vested upon agreement, one third upon successful capital raise of at least $1 million, and one third at on one year anniversary. The options will have an exercise price of $0.02 and shall expire five years from the grant date. The fair value of the options using Black Scholes model is $73,378. The Company recognized $24,459 in stock based compensation expense associated with this award in 2015. In addition, Mr. McGee is to receive a monthly retainer of $6,000.

On November 18, 2015 our Board of Directors granted Alfred Fischer, Director, 300,000 options of Company stock. The options shall vest immediately, have an exercise price of $0.02 and shall expire five years from the grant date. The fair value of the options using Black Scholes model is $4,402 which was fully recognized in 2015.

A summary of the Company’s option activity during the year ended December 31, 2015, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2014	-	$-	-
Granted	5,300,000	0.02	4.89
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, December 31, 2015	5,300,000	$0.02	4.89
Exercisable, December 31, 2015	5,300,000	$0.02	4.89

A summary of the Company’s warrant activity during the years ended December 31, 2015 and 2014, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2013	765,000	$0.55	1.93
Granted	3,000,000	$0.15	9.39
Exercised	-	-	-
Forfeited/expired	(363,000)	-	-
Balance outstanding, December 31, 2014	3,402,000	$0.20	8.62
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	(52,000)	-	-
Balance outstanding, December 31, 2015	3,350,000	$0.20	7.75
Exercisable, December 31, 2015	3,350,000	$0.20	7.75

NOTE 6: Gain on Forgiveness of Accounts Payable

In December 2015, the Company determined that certain accounts payable that had been accrued on its financial statements were no longer legal liabilities of the firm. This was determined by receipt of confirmation from the owed party that no balance was due. This resulted in a gain on the forgiveness of accounts payable of $116,298 during 2015.

NOTE 7: Commitments

On May 29, 2015, the Company entered into a two-year agreement with an individual for consulting services. As compensation, upon execution of the agreement, the consultant is to be paid $10,000, and 3,000 per month thereafter, to be increased to $5,000 per month once funding has been received for the development program. In connection with the agreement, the Company also agreed to issue options to purchase 500,000 shares of common stock to the individual, including 250,000 options upon reaching milestone 1, and remaining 250,000 options upon reaching milestone 2. As of December 31, 2015, the options had not yet been granted as all of the key terms and conditions have not yet been set.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework . Based on our assessment, as of December 31, 2015, management has concluded that the Company’s internal controls over financial reporting were not operating effectively. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal control and is considered to be material weaknesses.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

2.	Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

3.	We did not maintain proper segregation of duties for the preparation of our financial statements – As of December 31, 2015 the majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

a.	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

b.	Lack of control over preparation of financial statements, and proper application of accounting policies.

4.	We lack sufficient information technology controls and procedures – As of December 31, 2015, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

5.	Lack of formal review process that includes multiple levels of review, resulting in several audit adjustments.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table identifies our executive officers and directors, their ages, their respective offices and positions, and their respective dates of election or appointment.

Name	Age	Title	Position Held Since
Art Agolli	44	Chief Executive Officer, Principal Financial Officer and Director	March 2012
Keith McGee	43	President and Chief Operating Officer	November 2015
Richard Rutkowski	59	Director	March 2013
Alfred Fischer	68	Director	March 2013

Terms of Office

In accordance with our bylaws and the provisions of the Nevada Revised Statutes, our directors are appointed to hold office until the next annual meeting of our stockholders, when their successors are elected, or until removed from office.

Our officers are appointed by the board of directors and hold office until removed by the board.

Business Experience

Art Agolli, Chief Executive Officer, Principal Financial Officer, Director (appointed March 2012)

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

Keith McGee, President, Chief Operating Officer (appointed November 2015)

Mr. McGee currently serves as President of his consulting company RockReef Advisors. From February 2013 until July 2015, Mr. McGee served as Sr. Vice President at Midwest Energy Emissions Corp. where he was responsible for the Company’s corporate finance, IR, business development and other functions. As a contractor, Mr. McGee will be focused on business development initiatives, investor relations, and corporate finance.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, during the year ended December 31, 2015, our executive officers and directors, and persons who own more than 10% of our common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation - Executive Officers

The following summary compensation table covers all compensation awarded to, earned by or paid to our principal executive officer and each of the other two highest paid executive officers, if any, whose total compensation exceeded $100,000 during the years ended December 31, 2015 and 2014.

Summary Compensation Table

Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Art Agolli	2015	52,804	-	-	-	-	-	52,804
Chief Executive Officer, Chief Financial Officer	2014	75,000	-	-	-	-	-	75,000

(1) Pursuant to an employment agreement between the Company and Mr. Agolli, Mr. Agolli is to be paid an annual salary of $150,000. During 2013 and 2014, Mr. Agolli deferred a portion of his salary. We expect to pay the balance of Mr. Agolli’s salary in the future.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors and during the 2012 year no compensation was paid to our directors. Directors are not paid for meetings attended. On November 18, 2015 the Board of Directors of the Company granted Alfred Fischer, Director, 300,000 options of Company stock. The options’ terms will be as per the Company’s approved incentive option plan. The options shall vest immediately, have an exercise price of $0.02 and shall expire five years from the grant date. We intend to review and consider future proposals regarding Board compensation. All travel and lodging expenses associated with corporate matters will be reimbursed by us, if and when incurred.

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

Mr. Agolli’s annual base salary during the term will be $150,000 and will be subject to annual cost of living increases on January 1 st of each year. Mr. Agolli is also entitled to participate in any employee benefit programs adopted by us, and at our expense will be provided with medical and dental benefits. Within 30 days following each one-year anniversary of the effective date of the agreement, Mr. Agolli shall receive an option to purchase shares of our common stock in an amount to be determined by our board of directors and its committee responsible for compensation matters as constituted. The agreement may be terminated for cause by us, or without cause in the case of death, disability (with thirty days’ prior notice), or election by either party (with thirty days’ prior notice). If Mr. Agolli’s employment is terminated without cause, Mr. Agolli will receive accrued but unpaid salary plus the value of accrued but unused vacation, accrued but unpaid bonuses, and applicable reimbursement of business expenses, except that in the event of a termination without cause by us, he shall also receive the foregoing plus a severance equal to the greater of (i) the salary that would be due if employment had not been terminated and (ii) 24 months of annual base salary, in addition to twelve months of employee benefits coverage. If Mr. Agolli’s employment is terminated as a result of a change of control, he will be entitled to receive his accrued but unpaid salary and the value of accrued but unused vacation pay through the effective date of the termination, his accrued but unpaid annual bonus, if any, business expenses incurred prior to the effective date of termination and an amount equal to the annual salary due to him for the balance of the term, in a lump sum and without discount to present value, but in no event shall such payment total less than 24 months of salary.

Consulting Agreements

Under the Consulting Agreement entered into by and between the Company and Rockreef Advisors, LLC, Mr. McGee is to receive 5,000,000 options of company stock, vesting upon achievement of various milestones. The options terms will be as per the Company’s approved incentive option plan and will have an exercise price of $0.02 and shall expire five years from the grant date. In addition, Mr. McGee is to receive a monthly retainer of $6,000.

Long-Term Incentive Plan Awards

We do not presently have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, stock price or any other measure.

Options/SAR Grants

During the year ended December 31, 2015, no individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs were made to our executive officers, directors or employees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The Company has only one class of stock outstanding, its common stock. The following table sets forth certain information as of April 5, 2016, with respect to the beneficial ownership of our common stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially 5% or more of the outstanding shares of our common stock. As of April 5, 2016, there were 90,288,323 shares of common stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

Name and Address of Beneficial Owner (1)(2)	Shares Beneficially Owned			Percentage Beneficially Owned
Art Agolli, Chief Executive Officer, Principal Financial Officer and Director	20,855,911	(4)		23.10%
Richard Rutkowski, Director	-	(3)		-%
Keith McGee, President and Chief Operating Officer	300,000	(3)	(5)	* %
Alfred Fischer, Director	1,666,667	(6)		1.85%
All Officers and Directors as a Group (4 persons)	20,822,578			25.28%

Principal Stockholders
Kuai Le Gu LLC Ste 2202 Twr 6 Huamao Apts 89 Jianguo Rd Chao Dist Nejing 100025 China PRC	9,000,000			9.97%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)	The address for each of our officers and directors is Suite 300, 714 1st Street, SE, Calgary, Alberta, Canada T2G 2G8

(3)	Mr. Rutkowski and Mr. Fischer were each granted an option to purchase 250,000 shares of our common stock. The exercise price of Mr. Rutkowski’s option is $0.83 and the exercise price of Mr. Fischer’s option is $0.75. The exercise prices represent the closing price of our common stock on the date that each board member was elected. There has been no final determination regarding the vesting of the right to purchase the common stock and the options were never issued, therefore we have not reported the option shares as being owned by either individual.

(4)	Includes 855,908 shares of common stock that Mr. Agolli could acquire upon conversion of a promissory note in the principal amount of CDN$200,000.

(5)	Mr. Fischer was granted an option to purchase 300,000 shares of our common stock. The options vest immediately, have an exercise price of $0.02 and expire five years from the grant date.

(6)	Includes options to purchase 1,666,667 shares of our common stock. Mr. McGee was granted an option to purchase 5,000,000 shares of our common stock. One third vested upon agreement, one third will vest upon successful capital raise of at least $1 million, and one third at on one year anniversary. The options have an exercise price of $0.02 and expire five years from the grant date.

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

On May 29, 2015, our Board of Directors appointed Mr. Gerald W. Bruce, as Chief Technology Officer of the Company. Mr. Bruce currently serves as President of his consulting company GWB Process Consulting Inc. As compensation, upon execution of the agreement, Mr. Bruce is to be paid $10,000, and $3,000 per month thereafter, to be increased to $5,000 per month once funding has been received for the development program. In connection with the agreement, the Company also agreed to issue Mr. Bruce options to purchase 500,000 shares of common stock, including 250,000 options upon reaching milestone 1, and remaining 250,000 options upon reaching milestone 2. As of December 31, 2015, the options had not yet been granted as all of the key terms and conditions have not yet been set.

Under the Consulting Agreement entered into by and between the Company and Rockreef Advisors, LLC, Mr. McGee is to receive 5,000,000 options of company stock, vesting upon achievement of various milestones. The options terms will be as per the Company’s approved incentive option plan and will have an exercise price of $0.02 and shall expire five years from the grant date. In addition, Mr. McGee is to receive a monthly retainer of $6,000.

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

Director Independence

During the year ended December 31, 2015, we had two independent directors, Richard Rutkowski and Alfred Fischer, both of whom were appointed in March 2013. Art Agolli is not independent. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The Nasdaq Stock Market, and the Securities and Exchange Commission.

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

2015	$29,280
2014	$34,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by MaloneBailey LLP; certified accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$-
2014	$-

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by MaloneBailey LLP; certified accountant for tax compliance, tax advice, and tax planning was:

2015	$-
2014	$-

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$-
2014	$-

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Asset Purchase and Sale Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd. (1)
3.1	Articles of Incorporation (2)
3.1.1	Certificate of Amendment to Articles of Incorporation and Certificate of Merger (3)
3.2	Bylaws (2)
10.1	Assignment of Shares of Common Stock dated April 17, 2012 from Art Agolli in favor of Bearing Mineral Exploration Inc. (8)
10.2	Convertible Debenture dated June 27, 2012 issued to Sonoro Energy Ltd. (1)
10.3	Non-Compete and Non-Solicitation Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd .(1)
10.4	Consulting Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd. (1)
10.5	Share Sale Contract dated July 27, 2012 between the registrant and Sonoro Energy Ltd. (1)
10.6	Form of Iraq License Agreement dated July 27, 2012 between the registrant and Sonoro Energy Ltd. (1)
10.7	Trust Agreement dated August 14, 2008 executed by Gerhard Schlombs (2)
10.8	Secured Convertible Debenture in the principal amount of CDN$200,000 issued on June 6, 2012 in favor of Art Agolli (6)
10.9	Enterprise Agreement between Petrosonic Albania Sha. and Pavli Vallja Company dated September 7, 2012 (4)
10.10	Convertible Debenture dated June 21, 2012 in the face amount of $40,000 issued to Jackson Bennett LLC (4)
10.11	Convertible Debenture dated June 6, 2012 in the face amount of CDN$50,000 issued to Westlake Advisors Corp. (6)
10.12	Convertible Debenture dated March 23, 2012 in the face amount of $50,000 issued to Sierra Growth Inc. (4)
10.13	Convertible Debenture dated April 18, 2012 in the face amount of $25,000 issued to Sierra Growth Inc. (4)
10.14	Amended and Restated Employment Agreement effective January 1, 2013 between the registrant and Art Agolli (4)
10.15	Consulting Agreement dated April 24, 2013 between the registrant and StoryCorp Consulting (8)
10.16	Consulting Agreement with Benjamin L. Padnos (6)
10.17	Consulting Agreement with Ormont Investor Relations and Strategic Communications, LLC and assignment to Loma Management Partners Inc. (8)
10.18	Memorandum of Understanding dated September 15, 2012 between the registrant and Quadrise Canada Corporation (6)
10.19	Form of Securities Purchase Agreement dated January 16, 2013 (5)
10.20	Form of Registration Rights Agreement dated January 16, 2013 (5)
10.21	Form of Warrant dated January 16, 2013 (5)
10.22	Amendment No. 1 to Petrosonic Energy, Inc. Convertible Debenture dated June 5, 2013 between the registrant and Art Agolli (8)
10.23	Warrant dated September 5, 2012 for the purchase of 140,000 shares of common stock issued to Jackson Bennett LLC (6)
10.24	Warrant dated September 24, 2012 for the purchase of 200,000 shares of common stock issued to Jackson Bennett LLC (6)
10.25	Petrosonic Energy, Inc. 2013 Equity Incentive Plan (9)
10.26	Master Toll Services Agreement dated April 3, 2013 between the registrant and IDK Petrol Albania Sila (7)
10.27	Agreement dated April 19, 2013 between the registrant and Brean Capital (7)
14	Code of Ethics (10)
21	List of Subsidiaries (9)
31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer pursuant to 15d-15(e) promulgated under the Securities Exchange Act of 1934*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer)*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.

+	Indicates a contract with management.

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

Dated: April 5, 2016	/s/ Art Agolli
Art Agolli, Chief Executive Officer,
Principal Executive Officer, Principal Financial and Account Officer and Director

Dated: April 5, 2016	/s/ Keith McGee
Keith McGee, President, Chief Operating Officer

Dated: April 5, 2016	/s/ Alfred Fischer
Alfred Fischer, Director

Dated: April 5, 2016	/s/ Rick Rutkowski
Rick Rutkowski, Director

