Form 10-Q
period 2016-03-31
PETROSONIC ENERGY, INC.
filed 2016-05-24
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2016

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

As of May 23, 2016 the issuer has 90,454,990 shares of common stock, par value $.001, issued and outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PETROSONIC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of	As of
	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$42,224	$117,936
Receivable	29,836	25,634
Prepaid Expense	8,018	10,377
Total current assets	80,078	153,947
Total assets	$80,078	$153,947

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable	$332,495	$340,412
Accounts payable to related parties	25,812	37,365
Accrued liabilities	431,163	384,669
Convertible debt to related parties	200,000	200,000
Total current liabilities	989,470	962,446

Stockholders’ Deficit:
Common stock, $0.001 par value, 843,750,000 shares authorized, 90,454,990 and 90,288,323 shares issued and outstanding, respectively	$90,456	$90,289
Additional paid-in capital	5,867,125	5,853,058
Subscription note receivable	(140,000)	(140,000)
Deficit accumulated	(6,442,102)	(6,337,782)
Accumulated other comprehensive loss	(232,706)	(224,145)
Total Petrosonic Energy, Inc.’s stockholders’ deficit	(857,227)	(758,580)
Non-controlling interest	(52,165)	(49,919)
Total stockholders’ deficit	(909,392)	(808,499)
Total liabilities and stockholders’ deficit	$80,078	$153,947

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For The Three Months Ended	For The Three Months Ended
	March 31, 2016	March 31, 2015
Operating expenses
Selling, General and Administrative	$101,580	$284,414
Depreciation and Amortization Expense	-	9,538
Total operating expenses	101,580	293,952

Loss from operations	(101,580)	(293,952)

Other expense
Interest expense	(4,986)	(4,932)
Total other expense	(4,986)	(4,932)

Net Loss	(106,566)	(298,884)

Net loss attributable to non-controlling interest	2,246	48,862

Net loss attributable to Petrosonic Energy, Inc.	$(104,320)	$(250,022)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	90,454,990	79,821,654

Other Comprehensive Loss:

Net loss	$(106,566)	$(298,884)

Foreign currency translation adjustment	(8,561)	110,638

Comprehensive loss	(115,127)	(188,246)

Comprehensive loss attributable to noncontrolling interest	2,246	48,862

Comprehensive loss attributable to Petrosonic Energy, Inc.	$(112,881)	$(139,384)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended	For The Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,566)	(298,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	9,538
Shares issued for services	14,234	56,971
Changes in operating assets and liabilities:
Receivable	(4,202)	15,002
Prepaid expenses	2,359	9,428
Accounts payable and accrued expenses	38,577	36,307
Accounts payable to related parties	(11,553)	-
CASH USED IN OPERATING ACTIVITIES	(67,151)	(171,638)

Cash paid for purchase of fixed assets	-	(5,698)
CASH USED IN INVESTING ACTIVITIES	-	(5,698)

Effects of foreign exchange on cash	(8,561)	110,638

NET DECREASE IN CASH	(75,712)	(66,698)
CASH AT BEGINNING OF YEAR	117,936	444,630
CASH AT YEAR END	$42,224	$377,932

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-
Interest	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Petrosonic Energy, Inc.

Notes to the Unaudited Consolidated Financial Statements

NOTE 1: Nature of Business and Basis of Presentation

Nature of Business

We are an early-stage startup company focused on the sonic separation technologies. We are in the process of engineering and building a pilot plant for decontamination of certain hydrocarbons in Laramie, Wyoming, USA. We are also bringing online our first synthetic fuel oil manufacturing facility, which is located in Albania, and which has a manufacturing capacity of 3,000 bbls/day. We plan to generate revenue by manufacturing synthetic fuel oil. We have not generated any revenue since inception. To date, we have funded our operations through the issuance of convertible debentures and sales of shares of our common stock.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of Petrosonic Energy, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, as filed with the SEC on Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended December 31, 2015, as reported in the Form 10-K, have been omitted.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its 60% owned subsidiary, Petrosonic Albania, Sha. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has suffered recurring net losses since inception, has an accumulated deficit at March 31, 2016 and does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 4: Related Party Transactions

On June 6, 2012, we borrowed $200,000 from our President under a convertible debenture. The convertible debenture is unsecured, originally matured on June 6, 2013 and bears interest at 10%. On June 5, 2013 the maturity date of the debenture was extended to June 6, 2014. On June 5, 2014 the maturity date of the debenture was further extended to June 6, 2015. At any time prior to the maturity date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000, our President may elect to convert the debenture in whole or in part into common shares at the same price any shares are sold, or in the case of a convertible debenture, the price of the shares issuable upon conversion. During 2012, the Company raised more than $500,000 and this note became convertible at $0.25 per share. The outstanding unpaid balance under this note was $200,000 as of March 31, 2016 and December 31, 2015. As of March 31, 2016, the note was in default.

As of March 31, 2016 and December 31, 2015, the Company has a payable of $12,862 and $24,415 to its CEO, respectively. The amounts are unsecured, bear no interest and due on demand

On May 29, 2015, our Board of Directors appointed Mr. Gerald W. Bruce, as Chief Technology Officer of the Company. Mr. Bruce currently serves as President of his consulting company GWB Process Consulting Inc. As compensation, upon execution of the agreement, Mr. Bruce is to be paid CAD$10,000, and CAD$3,000 per month thereafter, to be increased to CAD$5,000 per month once funding has been received for the development program. In connection with the agreement, the Company also agreed to issue Mr. Bruce options to purchase 500,000 shares of common stock, including 250,000 options upon reaching milestone 1, and remaining 250,000 options upon reaching milestone 2. As of March 31, 2016, the options had not yet been granted as all of the key terms and conditions have not yet been set.

As of March 31, 2016 and December 31, 2015, the Company has consulting expense payable of $12,950 to Mr. Bruce.

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

NOTE 5: Stockholders’ Equity

On May 21, 2014, the Company entered into a Non-Exclusive Sales, Distribution, Manufacturing and License Agreement and a Consulting Agreement with a consulting firm. In consideration of these services, the Company will issue 9,000,000 shares and a 10-year warrant for the purchase of 3,000,000 shares at an exercise price of $0.148 per share. The warrants vest immediately and have a fair value of $321,197 as calculated using the using Black-Scholes model. Assumptions used in the Black- Scholes model include: (1) a discount rate of 0%; (2) an expected term of 10 years; (3) an expected volatility of 117%; and (4) zero expected dividends. The shares are to be issued in quarterly installments beginning in August 2014. The fair value of the shares will be determined upon the completion of the services. During the three months ended March 31, 2016, $11,641 in fair value was recognized under this award. The fair value of the unvested portion as of March 31, 2016 was determined to be $34,298, which will be recognized over the remaining service period. All common shares have been issued under this agreement.

On June 17, 2014, the Company entered into a Consulting Agreement with an individual. In consideration for these services the Company will issue 2,000,000 shares to him. During the three months ended March 31, 2016, $2,593 in fair value was recognized under this award. The remaining fair value of the unvested portion as of March 31, 2016 was determined to be $7,247, which will be recognized over the remaining service period. As of March 31, 2016, 1,333,336 shares have been issued under this agreement and 666,664 have not been issued as of March 31, 2016.

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

A summary of the Company’s option activity during the three months ended March 31, 2016, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	5,300,000	0.02	4.89
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2016	5,300,000	$0.02	4.64
Exercisable, March 31, 2016	5,300,000	$0.02	4.64

A summary of the Company’s warrant activity during the three months ended March 31, 2016, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	3,350,000	$0.20	7.75
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	--
Balance outstanding, March 31, 2016	3,350,000	$0.20	7.75
Exercisable, March 31, 2016	3,350,000	$0.20	7.75

NOTE 5: Commitments

On May 29, 2015, the Company entered into a two-year agreement with an individual for consulting services. As compensation, upon execution of the agreement, the consultant is to be paid $10,000, and 3,000 per month thereafter, to be increased to $5,000 per month once funding has been received for the development program. In connection with the agreement, the Company also agreed to issue options to purchase 500,000 shares of common stock to the individual, including 250,000 options upon reaching milestone 1, and remaining 250,000 options upon reaching milestone 2. As of March 31, 2016, the options had not yet been granted as all of the key terms and conditions have not yet been set.

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

OVERVIEW

We focused on the sonic separation of hydrocarbons and other materials, and on the manufacture of synthetic fuel oil through emulsification of heavy crude oil and asphaltenes. We are in the process of bringing online our first synthetic fuel oil manufacturing facility, which is located in Albania, and which has a manufacturing capacity of 3,000 bbls/day. We plan to generate revenue by manufacturing synthetic fuel oil and by separating and decontamination of hydrocarbons. We have not generated any revenue since inception. To date, we have funded our operations through the issuance of convertible debentures and sales of shares of our common stock.

Recent Events

The main focus in the first quarter was to receive the processing permit from Albanian government for our synthetic fuel oil facility and complete engineering and cost estimates of our sonic separation pilot plant.

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

We completed the construction of our facility in Albania during the first quarter of 2014. Our goals are to begin to generate revenue from both the emulsification processing and from the sonic separation process. Ultimately, we expect to generate revenue by licensing our technology to third parties, forming joint ventures to build more processing and separation facilities and through our own stand-alone toll processing facilities. We cannot guarantee that we will begin processing oil as planned or, if our oil processing operations begin, that they will generate significant revenue.

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

3

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its financial position or results of operations.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

We did not generate any revenue for the three months ended March 31, 2016 or 2015.

General and administrative expenses were $101,580 for the three months ended March 31, 2016. Operating expenses during the three months ended March 31, 2015 totaled $293,952. As noted above, operating expenses decreased during the three months ended March 31, 2016.

Our loss from operations of $101,580 resulted from the operating expenses we incurred. Loss from operations for the three months ended March 31, 2015 was $293,952.

Interest expense was $4,986 for the three months ended March 31, 2016. Interest expense for the three months ended March 31, 2015 was $4,932.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net income attributable to non-controlling interest of $2,246 and $48,862 reflects the portion of the net income of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the three months ended March 31, 2016 and 2015, respectively.

The net loss attributable to Petrosonic Energy, Inc. for the three months ended March 31, 2016 of $104,320 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the income attributable to the non-controlling interest described above. The net loss for the three months ended March 31, 2015 was $250,022.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $42,224 compared with $117,936 at December 31, 2015. As of March 31, 2016, we had total current assets of $80,078 and total current liabilities of $989,470, resulting in a working capital deficit of $909,392 at March 31, 2016. We have incurred an accumulated deficit of $6,442,102.

Operating activities for the three months ended March 31, 2016 resulted in net cash used of $67,151 compared with cash used in operations for the three months ended March 31, 2015 of $171,638. The decrease in the use of cash was attributable primarily to the decrease in operating costs during the three months ended March 31, 2016.

Investing activities for the three months ended March 31, 2016 resulted in net cash used of $0 during the three months ended March 31, 2016 compared with cash used for investing activities for the three months ended March 31, 2015 of $5,698. The cash used for investing activities resulted from cash paid for the acquisition equipment during the three months ended March 31, 2015.

Financing activities for the years ended March 31, 2016 and 2015 resulted in 0.

Effects of foreign exchange on cash. The effects of foreign exchange resulted with a negative effect of $8,561 during the three months ended March 31, 2016 compared with positive effect of $110,638 during the three months ended March 31, 2015. The change reflects the effects of the variability in the rates of exchange of the various currencies in which the Company transacted business during the periods presented.

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

4

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer/principal financial officer has concluded that our disclosure controls and procedures are not effective, due to the material weaknesses in our internal controls over financial reporting described below.

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

●	Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

●	We did not maintain proper segregation of duties for the preparation of our financial statements – The majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

I.)	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

II.)	Lack of control over preparation of financial statements, and proper application of accounting policies.

●	We lack sufficient information technology controls and procedures – As of March 31, 2016, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

●	Lack of formal review process that includes multiple levels of review, resulting in several audit adjustments.

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 which we filed with the Securities and Exchange Commission on April 5, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Document

3.1	Articles of Incorporation of Petrosonic Energy, Inc. (1)

3.1.1	Articles of Amendment to Articles of Incorporation of Petrosonic Energy, Inc. (2)

3.2	Bylaws, as amended (3)

10.1	Cooperation Agreement entered into on August 14, 2014 between the registrant and Western Research Institute of Wyoming (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*

101	The following financial statements from the registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets (Unaudited); (ii) Consolidated Statements of Operations (Unaudited); (iii) Consolidated Statement of Stockholders’ Equity (Unaudited); (iv) Consolidated Statements of Cash Flows (Unaudited); (v) Notes to Unaudited Consolidated Financial Statements.*

*	Filed herewith.

(1)	Incorporated by reference from the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 19, 2008.

(2)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2012.

(3)	Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2014.

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PETROSONIC ENERGY, INC.
(Registrant)

Date: May 24, 2016	By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer and Principal Financial Officer

7