Form 10-Q
period 2016-09-30
PETROSONIC ENERGY, INC.
filed 2017-01-13
CIK 1451654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2016

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

As of January 12, 2017 the issuer has 90,454,990 shares of common stock, par value $.001, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

PETROSONIC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	As of September 30,	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$11,643	$117,936
Input tax receivable	31,259	25,634
Prepaid Expense	8,347	10,377
Total current assets	51,249	153,947
Total assets	$51,249	$153,947

Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable	$334,102	$340,412
Accounts payable to related parties	16,396	37,365
Accrued liabilities	518,203	384,669
Convertible debt to related parties	200,000	200,000
Total current liabilities	1,068,701	962,446

Stockholders' Deficit:
Common stock, $0.001 par value, 843,750,000 shares authorized, 90,454,990 and 90,288,323 shares issued and outstanding, respectively	$90,456	$90,289
Additional paid-in capital	5,887,825	5,853,058
Subscription note receivable	(140,000)	(140,000)
Deficit accumulated	(6,565,221)	(6,337,782)
Accumulated other comprehensive loss	(227,563)	(224,145)
Total Petrosonic Energy, Inc.'s stockholders' deficit	(954,503)	(758,580)
Non-controlling interest	(62,949)	(49,919)
Total stockholders' deficit	(1,017,452)	(808,499)
Total liabilities and stockholders' deficit	$51,249	$153,947

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating expenses
Selling, General and Administrative	$42,508	$207,147	$225,511	$607,655
Depreciation and Amortization Expense	–	9,694	–	28,926
Total operating expenses	42,508	216,841	225,511	636,581

Loss from operations	(42,508)	(216,841)	(225,511)	(636,581)

Other expense
Interest expense	(4,986)	(5,055)	(14,958)	(15,973)
Total other expense	(4,986)	(5,055)	(14,958)	(15,973)

Net loss	(47,494)	(221,896)	(240,469)	(652,554)

Net loss attributable to non-controlling interest	749	7,066	13,030	55,380

Net loss attributable to Petrosonic Energy, Inc.	$(46,745)	$(214,830)	$(227,439)	$(597,174)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average common shares outstanding	90,454,990	90,121,656	90,454,990	90,121,656

Other Comprehensive Loss:

Net loss	$(47,494)	$(221,896)	$(240,469)	$(652,554)

Foreign currency translation adjustment	(3,418)	11,406	(3,418)	116,324

Comprehensive loss	(50,912)	(210,490)	(243,887)	(536,230)

Comprehensive loss attributable to noncontrolling interest	749	7,066	13,030	55,380

Comprehensive loss attributable to Petrosonic Energy, Inc.	$(50,163)	$(203,424)	$(230,857)	$(480,850)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETROSONIC ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended	For The Nine Months Ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(240,469)	$(652,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	–	28,926
Shares issued for services	34,934	118,231
Changes in operating assets and liabilities:
Receivable	(5,625)	6,598
Prepaid expenses	2,030	5,987
Accounts payable and accrued expenses	127,224	127,326
Accounts payable to related parties	(20,969)	–
CASH USED IN OPERATING ACTIVITIES	(102,875)	(365,486)

Cash paid for purchase of fixed assets	–	(9,341)
CASH USED IN INVESTING ACTIVITIES	–	(9,341)

Effects of foreign exchange on cash	(3,418)	116,324

NET DECREASE IN CASH	(106,293)	(258,503)
CASH AT BEGINNING OF YEAR	117,936	444,630
CASH AT YEAR END	$11,643	$186,127

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$–	$–
Interest	$–	$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Petrosonic Energy, Inc.

Notes to the Unaudited Consolidated Financial Statements

NOTE 1: Nature of Business and Basis of Presentation

Nature of Business

We are an early-stage startup company focused on the sonic separation technologies. We are in the process of engineering and building a pilot plant for decontamination of certain hydrocarbons in Laramie, Wyoming, USA. We are also bringing online our first synthetic fuel oil manufacturing facility, which is located in Albania, and which has a manufacturing capacity of 3,000 bbls/day. We plan to generate revenue by manufacturing synthetic fuel oil. We have not generated any revenue since inception. To date, we have funded our operations through the issuance of convertible debentures, sales of shares of our common stock and advances from related parties.

Basis of Presentation

The accompanying unaudited consolidated interim financial statements of Petrosonic Energy, Inc. (“we”, “our”, the “ Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, as filed with the SEC on Form 10-K. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period ended December 31, 2015, as reported in the Form 10-K, have been omitted.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the Company and its 60% owned subsidiary, Petrosonic Albania, Sha. All significant intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2: Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has suffered recurring net losses, has an accumulated deficit at September 30, 2016 and does not have sufficient working capital for its planned activities, which raises substantial doubt about its ability to continue as a going concern.

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

NOTE 3: Related Party Transactions

On June 6, 2012, we borrowed $200,000 from our President under a convertible debenture. The convertible debenture is unsecured, originally matured on June 6, 2013 and bears interest at 10%. On June 5, 2013 the maturity date of the debenture was extended to June 6, 2014. On June 5, 2014 the maturity date of the debenture was further extended to June 6, 2015. At any time prior to the maturity date, if we complete an equity or convertible debenture financing yielding aggregate proceeds of at least $500,000, our President may elect to convert the debenture in whole or in part into common shares at the same price any shares are sold, or in the case of a convertible debenture, the price of the shares issuable upon conversion. During 2012, the Company raised more than $500,000 and this note became convertible at $0.25 per share. The outstanding unpaid balance under this note was $200,000 as of September 30, 2016 and December 31, 2015. As of September 30, 2016, the note was in default.

As of September 30, 2016 and December 31, 2015, the Company has a payable of $16,396 and $24,415 to its CEO, respectively. The amounts are unsecured, bear no interest and due on demand.

On May 29, 2015, our Board of Directors appointed Mr. Gerald W. Bruce, as Chief Technology Officer of the Company. Mr. Bruce currently serves as President of his consulting company GWB Process Consulting Inc. As compensation, upon execution of the agreement, Mr. Bruce is to be paid CAD$10,000, and CAD$3,000 per month thereafter, to be increased to CAD$5,000 per month once funding has been received for the development program. In connection with the agreement, the Company also agreed to issue Mr. Bruce options to purchase 500,000 shares of common stock, including 250,000 options upon reaching milestone 1, and remaining 250,000 options upon reaching milestone 2. During 2016, the Company terminated the remaining contract with Gerald W. Bruce, and the total 500,000 options are expensed during the period. As of September 30, 2016 and December 31, 2015, the Company has a payable in the amount of $0 and $12,950, respectively.

On November 18, 2015, our Board of Directors appointed Mr. Keith R. McGee, as President and Chief Operating Officer of the Company. Mr. McGee currently serves as President of his consulting company RockReef Advisors. Under the Consulting Agreement entered into by and between the Company and Rockreef Advisors, LLC, Mr. McGee is to receive 5,000,000 options of company stock, vesting upon achievement of various milestones. The options will have an exercise price of $0.02 and shall expire five years from the grant date. In addition, Mr. McGee is to receive a monthly retainer of $6,000. During April, 2016, the Company terminated the remaining contract with Keith R. McGee, and the remaining two thirds of the options, 3,333,333 options were forfeited.

NOTE 4: Stockholders’ Equity

On May 21, 2014, the Company entered into a Non-Exclusive Sales, Distribution, Manufacturing and License Agreement and a Consulting Agreement with a consulting firm. In consideration of these services, the Company will issue 9,000,000 shares and a 10-year warrant for the purchase of 3,000,000 shares at anexercise price of $0.148 per share. The warrants vest immediately and have a fair value of $321,197 as calculated using the using Black-Scholes model. Assumptions used in the Black- Scholes model include: (1) a discount rate of 0%; (2) an expected term of 10 years; (3) an expected volatility of 117%; and(4) zero expected dividends. The shares are to be issued in quarterly installments beginning in August 2014. The fair value of the shares will be determined upon the completion of the services. The Company terminated the remaining contract in 2016. During the nine months ended September 30, 2016, the remaining $32,341 in fair value was recognized under this award. All common shares have been issued under this agreement. There is no remaining unamortized expense as of September 30, 2016.

On June 17, 2014, the Company entered into a Consulting Agreement with an individual. In consideration for these services the Company will issue 2,000,000 shares to him. During the nine months ended September 30, 2016, $2,593 in fair value was recognized under this award. The remaining fair value of the unvested portion as of June 30, 2016 was determined to be $7,247, which will be recognized over the remaining service period. As of September 30, 2016, 1,333,336 shares have been issued under this agreement and 666,664 have not been issued as of September 30, 2016. The remaining shares have not been issued because of resignation from the Board of Directors for personal reasons.

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

A summary of the Company’s option activity during the nine months ended September 30, 2016, is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	5,300,000	0.02	4.89
Granted	–	–	–
Exercised	–	–	–
Forfeited/expired	(3,833,333)	–	–
Balance outstanding, September 30, 2016	1,466,667	$0.02	4.34
Exercisable, September 30, 2016	1,466,667	$0.02	4.34

A summary of the Company’s warrant activity during the nine months ended September 30, 2016, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding, December 31, 2015	3,350,000	0.20	7.75
Granted	–	–	–
Exercised	–	–	–
Forfeited/expired	–	–	–
Balance outstanding, September 30, 2016	3,350,000	$0.20	7.75
Exercisable, September 30, 2016	3,350,000	$0.20	7.75

NOTE 5: Commitments

On May 29, 2015, the Company entered into a two-year agreement with an individual for consulting services. As compensation, upon execution of the agreement, the consultant is to be paid $10,000 and 3,000 per month thereafter, to be increased to $5,000 per month once funding has been received for the development program. In connection with the agreement, the Company also agreed to issue options to purchase 500,000 shares of common stock to the individual, including 250,000 options upon reaching milestone 1, and remaining 250,000 options upon reaching milestone 2. During 2016, the Company terminated the remaining contract with Gerald W. Bruce, and the total 500,000 options are expensed during the period.

NOTE 6: Subsequent Events

On October 25, 2016, the Board of Directors of the Company appointed Mr. Bendis Husi, age 42, as a member of the Board of the Directors of the Company. Mr. Husi currently serves as President of his consulting company. Before that Mr. Husi served as a senior accounting manager for a resource firm in Calgary and Toronto, Canada, where he was responsible for the company’s financial management and other administrative functions. Prior to that Mr. Husi was vice general director of taxation for the government of Albania. Mr. Husi previously has been the CEO of Petrosonic’s Albania subsidiary.

There is no arrangement or understanding between Mr. Husi and any other person(s) pursuant to which he was selected as an officer and director of the Company. Mr. Husi has no family relationships with any director or executive officer of the Company, or persons nominated or chosen by the Company to become directors or executive officers.

Other than as reported herein, there is no material plan, contract or arrangement (whether or not written) to which Mr. Husi is a party or in which he participates that is entered into or materially amended in connection with our appointment of Mr. Husi, or any grant or award to Mr. Husi or modification thereto, under any such plan, contract or arrangement in connection with our appointment of Mr. Husi.

On October 25, 2016 the Board of Directors of the Company granted Bendis Husi, Director, an option to purchase 200,000 shares of Company common stock. The terms will be pursuant to the Company’s approved incentive option plan. There have been no transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last three completed fiscal years, and in which Mr. Husi had or will have a direct or indirect material interest.

On December 19, 2016 Mr. Alfred Fischer resigned from the Board of Directors of the company. The reason of the resignation was for personal reasons.

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

OVERVIEW

We focused on the sonic separation of hydrocarbons and other materials and on the manufacture of synthetic fuel oil through emulsification of heavy crude oil and asphaltenes. We are in the process of bringing online our first synthetic fuel oil manufacturing facility, which is located in Albania, and which has a manufacturing capacity of 3,000 bbls/day. We plan to generate revenue by manufacturing synthetic fuel oil and by separating and decontamination of hydrocarbons. We have not generated any revenue since inception. To date, we have funded our operations through the issuance of convertible debentures and sales of shares of our common stock.

Recent Events

The main focus in current quarter was to receive the processing permit from Albanian government for our synthetic fuel oil facility and complete engineering and cost estimates of our sonic separation pilot plant.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

We did not generate any revenue for the three months ended September 30, 2016 or 2015.

General and administrative expenses were $42,508 for the three months ended September 30, 2016. Operating expenses during the three months ended September 30, 2015 totaled $207,147. As noted above, operating expenses decreased due to decrease in accounting and audit, consulting and other G&A expenses since the Company has limited activities during the three months ended September 30, 2016.

Our loss from operations of $42,508 resulted from the operating expenses we incurred. Loss from operations for the three months ended September 30, 2015 was $216,841.

Interest expense was $4,986 for the three months ended September 30, 2016. Interest expense for the three months ended September 30, 2015 was $5,055.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net loss attributable to non-controlling interest of $749 and $7,066 reflects the portion of the net loss of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the three months ended September 30, 2016 and 2015, respectively.

The net loss attributable to Petrosonic Energy, Inc. for the three months ended September 30, 2016 of $36,773 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the loss attributable to the non-controlling interest described above. The net loss for the three months ended September 30, 2015 was $214,830.

Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

We did not generate any revenue for the nine months ended September 30, 2016 or 2015.

General and administrative expenses were $225,511 for the nine months ended September 30, 2016. Operating expenses during the nine months ended September 30, 2015 totaled $607,655. As noted above, operating expenses decreased due to decrease in accounting and audit, consulting and other G&A expenses since the Company has limited activities during the nine months ended September 30, 2016.

Our loss from operations of $225,511 resulted from the operating expenses we incurred. Loss from operations for the nine months ended September 30, 2015 was $636,581.

Interest expense was $14,958 for the nine months ended September 30, 2016. Interest expense for the six months ended September 30, 2015 was $15,973.

We acquired a 60% ownership interest in Petrosonic Albania, Sha. The net loss attributable to non-controlling interest of $13,030 and $55,380 reflects the portion of the net loss of Petrosonic Albania, Sha. attributable to Albnafta, the minority shareholder, for the nine months ended September 30, 2016 and 2015, respectively.

The net loss attributable to Petrosonic Energy, Inc. for the nine months ended September 30, 2016 of $227,439 reflects the net loss of the consolidated operations of Petrosonic Energy, Inc. and Petrosonic Albania, Sha. for that period after reducing the net loss by the loss attributable to the non-controlling interest described above. The net loss for the nine months ended September 30, 2015 was $597,174.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $11,643 compared with $117,936 at December 31, 2015. As of September 30, 2016, we had total current assets of $51,249 and total current liabilities of $1,068,701 resulting in a working capital deficit of $1,017,452 at September 30, 2016. We have incurred an accumulated deficit of $6,565,221.

Operating activities for the nine months ended September 30, 2016 resulted in net cash used of $102,875 compared with cash used in operations for the nine months ended September 30, 2015 of $365,486. The decrease in the use of cash was attributable primarily to the decrease in operating costs during the nine months ended September 30, 2016.

Investing activities for the nine months ended September 30, 2016 resulted in net cash used of $0 during the nine months ended September 30, 2016 compared with cash used for investing activities for the nine months ended September 30, 2015 of $9,341. The cash used for investing activities resulted from cash paid for the acquisition equipment during the nine months ended September 30, 2015.

There were no financing activities for the years ended September 30, 2016 and 2015.

Effects of foreign exchange on cash. The effects of foreign exchange resulted with negative effect of $3418 during the nine months ended $ 30, 2016 compared with positive effect of $116,324 during the nine months ended September 30, 2015. The change reflects the effects of the variability in the rates of exchange of the various currencies in which the Company transacted business during the periods presented.

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

●	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over our financial statements. To date we have not established an audit committee.

●	Insufficient documentation of financial statement preparation and review procedures - We employ policies and procedures in reconciliation of the financial statements and the financial information based on which the financial statements are prepared, however, the controls and policies we employ are not sufficiently documented.

●	We did not maintain proper segregation of duties for the preparation of our financial statements – The majority of the preparation of financial statements was carried out by one person. This has resulted in several deficiencies including:

I.)	Significant, non-standard journal entries were prepared and approved by the same person, without being checked or approved by any other personnel.

II.)	Lack of control over preparation of financial statements, and proper application of accounting policies.

●	We lack sufficient information technology controls and procedures – As of September 30, 2016, we lacked a proper data back-up procedure, and while backup did take place in actuality, we believe that it was not regulated by methodical and consistent activities and monitoring.

●	Lack of formal review process that includes multiple levels of review, resulting in several audit adjustments.

Management believes that the aforementioned material weaknesses did not impact our financial reporting or result in a material misstatement of our financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_______________________

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

PETROSONIC ENERGY, INC.
(Registrant)

Date: January 12, 2017	By:	/s/ Art Agolli
Art Agolli
Chief Executive Officer and Principal Financial Officer

